Form 10-Q
period 2021-03-31
Diversey Holdings, Ltd.
filed 2021-05-14
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-40293

DIVERSEY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	2842	Not applicable
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
1300 Altura Road, Suite 125
Fort Mill, South Carolina 29708
(Address of registrant's principal executive offices)
(803) 746-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the exchange on which registered
Ordinary Shares, par value $0.0001	DSEY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting company    ☐    Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2021, there were 301,245,126 shares of the registrant's ordinary shares outstanding.

TABLE OF CONTENTS

PART I

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$113.0	$192.9
Trade receivables, net of allowance for doubtful accounts of $27.1 and $28.7	332.8	342.0
Other receivables	60.8	71.0
Inventories (Note 5)	317.5	282.4
Prepaid expenses and other current assets (Note 5)	79.0	62.0
Total current assets	903.1	950.3
Property and equipment, net (Note 6)	186.5	188.3
Goodwill (Note 7)	459.3	467.0
Intangible assets, net (Note 7)	2,236.0	2,311.4
Other non-current assets (Note 5)	352.6	369.1
Total assets	$4,137.5	$4,286.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings (Note 8)	$0.4	$0.4
Current portion of long-term debt (Note 8)	14.5	13.2
Accounts payable	444.2	404.6
Accrued restructuring costs (Note 17)	19.6	26.3
Other current liabilities (Note 5)	407.4	512.4
Total current liabilities	886.1	956.9
Long-term debt, less current portion (Note 8)	1,991.3	2,686.7
Preferred equity certificates (Note 9)	—	641.7
Deferred taxes (Note 13)	178.7	181.1
Other non-current liabilities (Note 5)	565.8	328.3
Total liabilities	3,621.9	4,794.7
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value per share, 0 and 195,800,697 shares authorized and outstanding in 2021 and 2020, respectively	—	2.2
Ordinary shares, $0.0001 par value per share; 1,000,000,000 and 0 shares authorized, 296,245,126 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 and 0 shares authorized, 0 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	1,332.7	247.2
Accumulated deficit	(641.0)	(545.3)
Accumulated other comprehensive loss (Note 18)	(176.1)	(212.7)
Total stockholders' equity	515.6	(508.6)
Total liabilities and stockholders' equity	$4,137.5	$4,286.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions except per share amounts)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net sales	$631.5	$654.9
Cost of sales	385.1	373.6
Gross profit	246.4	281.3
Selling, general and administrative expenses	243.1	214.1
Transition and transformation costs	15.4	5.0
Management fee (Note 15)	19.4	1.9
Amortization of intangible assets	24.3	24.6
Restructuring costs (Note 17)	0.5	1.4
Operating income (loss)	(56.3)	34.3
Interest expense	43.7	31.6
Foreign currency (gain) loss related to Argentina subsidiaries	(2.0)	0.9
Other (income) expense, net (Note 5)	0.1	(13.3)
Income (loss) before income tax provision (benefit)	(98.1)	15.1
Income tax provision (benefit) (Note 13)	(2.4)	11.2
Net income (loss)	$(95.7)	$3.9

Basic income (loss) per share (Note 20)	$(0.39)	$0.02
Diluted income (loss) per share (Note 20)	$(0.39)	$0.02
Basic weighted average shares outstanding (Note 20)	247.3	243.2
Diluted weighted average shares outstanding (Note 20)	247.3	243.2

The accompanying notes are an integral part of the condensed consolidated financial statements

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income (loss)	$(95.7)	$3.9
Other comprehensive income (loss):
Cash flow hedging activities, net of taxes of $(1.0) and $6.5	4.0	(18.5)
Foreign currency translation adjustments	32.6	(68.8)
Other comprehensive income (loss)	36.6	(87.3)
Comprehensive loss	$(59.1)	$(83.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	654.3	—	—	654.3
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	$620.9
Conversion of share-based awards	—	—	68.1	—	—	$68.1
Share-based compensation	—	—	37.5	—	—	37.5
Tax receivable agreement	—	—	(255.7)	—	—	$(255.7)
Cash flow hedging activities, net of tax	—	—	—	—	4.0	4.0
Foreign currency translation adjustments	—	—	—	—	32.6	32.6
Net loss	—	—	—	(95.7)	—	(95.7)
Balance as of March 31, 2021	$—	$—	$1,332.7	$(641.0)	$(176.1)	$515.6

Balance as of December 31, 2019	$2.2	$—	$242.2	$(501.1)	$(64.5)	$(321.2)
Cash flow hedging activities, net of tax	—	—	—	—	(18.5)	(18.5)
Foreign currency translation adjustments	—	—	—	—	(68.8)	(68.8)
Adoption of new accounting standard Topic ASC 326	—	—	—	(5.7)	—	(5.7)
Net income	—	—	—	3.9	—	3.9
Balance as of March 31, 2020	$2.2	$—	$242.2	$(502.9)	$(151.8)	$(410.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities:
Net income (loss)	$(95.7)	$3.9
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	47.1	48.4
Amortization of deferred financing costs and original issue discount	14.9	2.6
(Gain) loss on cash flow hedges	0.2	(1.0)
Deferred taxes	0.8	(1.1)
Unrealized foreign currency exchange (gain) loss	5.9	(9.0)
Share-based compensation	37.5	0.3
Impact of highly inflationary economy - Argentina	(2.0)	0.9
Provision for bad debts	2.0	5.5
Provision for slow moving inventory	3.0	1.1
Other non-cash, net	(3.7)	0.3
Changes in operating assets and liabilities:
Trade receivables, net	(28.0)	(73.6)
Inventories, net	(41.2)	(28.5)
Accounts payable	46.5	13.0
Income taxes, net	(11.6)	6.7
Other assets and liabilities, net	(54.4)	(25.7)
Cash used in operating activities	(78.7)	(56.2)
Investing activities:
Dosing and dispensing equipment	(12.0)	(14.6)
Capital expenditures	(6.4)	(7.3)
Collection of deferred factored receivables	24.4	18.0
Cash provided by (used in) investing activities	6.0	(3.9)
Financing activities:
Contingent consideration payments	(0.1)	—
Proceeds from short-term borrowings	0.4	0.1
Proceeds from revolving credit facility	—	60.0
Payments on revolving credit facility	—	(52.0)
Proceeds from long-term borrowings	—	22.9
Payments on long-term borrowings	(656.0)	(6.2)
Payment of deferred financing costs	(2.5)	—
Issuance of ordinary shares sold in IPO, net of offering costs	654.3	—
Cash provided by (used in) financing activities	(3.9)	24.8
Exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	(3.5)
Decrease in cash, cash equivalents and restricted cash	(80.5)	(38.8)
Cash, cash equivalents and restricted cash at beginning of period(a)	201.7	142.3
Cash, cash equivalents and restricted cash at end of period(b)	$121.2	$103.5

Supplemental Cash Flow Information:
Interest payments	$49.0	$36.8
Income tax payments	$8.4	$6.7
Conversion of preferred equity certificates to equity	$620.9	$114.3
Beneficial interest obtained in exchange for factored receivables	$6.9	$13.6

Restricted cash (which includes compensating balance deposits) is recorded in prepaid expenses and other current assets and other non-current assets on the Condensed Consolidated Balance Sheets.

(a) Restricted cash was $8.9 million and $14.0 million as of December 31, 2020 and December 31, 2019, respectively.
(b) Restricted cash was $8.2 million and $10.5 million as of March 31, 2021 and March 31, 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Description of Business

Diversey Holdings, Ltd. (hereafter the "Company", “we,” “us,” and “our”), an exempted company incorporated under the laws of the Cayman Islands with limited liability, was formed on November 3, 2020 for the purpose of completing a public offering and related transactions and in order to carry on the business of Constellation (BC) 2 S.à r.l ("Constellation") and its indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

On March 29, 2021, the Company completed an initial public offering of 46,153,846 ordinary shares at a public offering price of $15.00 per share (the "IPO"), receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expenses. Our ordinary shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Prior to the formation of Diversey Holdings, Ltd., the organization structure consisted of Constellation, which was incorporated on June 30, 2017, and is organized under the laws of Luxembourg as a Société à Responsabilité Limitée for an unlimited period under the direction of Bain Capital, LP (“Bain Capital”). Diamond (BC) B.V., an indirect wholly-owned subsidiary of Constellation, was formed on March 15, 2017 for the purpose of consummating the acquisition of the Diversey Care division and the food hygiene and cleaning business of Sealed Air Corporation (“Sealed Air”) (together, the “Diversey Business”), including certain assets and all the capital stock of certain entities engaged in the Diversey Business (the “Diversey Acquisition”). In March 2017, Diamond (BC) B.V. entered into a purchase agreement (the “Purchase Agreement”) with Sealed Air pursuant to which, among other things, Diamond (BC) B.V. would acquire the Diversey Business. The Diversey Acquisition closed on September 6, 2017 (the “Acquisition Date”).

Prior to closing of the IPO, we effected a series of transactions (the "Reorganization Transactions") pursuant to which:

(i) Constellation (BC) PoolCo SCA (“Poolco”), an entity incorporated for the purpose of pooling the interests of our employees, directors and officers in Constellation (BC) S.à r.l (“Topco”), a direct subsidiary of Constellation, repurchased shares from certain equity holders in exchange for a note receivable;

(ii) all other equity holders of Poolco contributed their shares of Poolco to Constellation in exchange for new shares of Constellation; and

(iii) the equity holders of Constellation, including Bain Capital and the individuals referred to in the foregoing clause (ii), contributed a portion of their shares of Constellation to the Company, and the equity holders referred to in the foregoing clause (i) contributed a portion of their note receivable to the Company, in each case, in exchange for ordinary shares of the Company (in which the Company withheld a portion of the ordinary shares otherwise issuable solely to the extent necessary to satisfy (y) any outstanding loans owned by such employee equity holders and (z) any tax consequences resulting to the equity holders from the repurchase, and the aggregate fair market value of such withheld ordinary shares will be paid by the Company or a subsidiary thereof to satisfy such tax consequence) and the equity holders of Constellation, including Bain Capital and the individuals referred to in the foregoing clause (ii), contributed the remaining portion of their shares of Constellation to one of our subsidiaries, and the equity holders referred to in the foregoing clause (i) contributed the remaining portion of their note receivable to one of our subsidiaries, in each case, in exchange for payments to be made under the Tax Receivable Agreement entered into in connection with the IPO and certain other consideration.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Reorganization Transactions resulted in the Company becoming the ultimate parent company of Constellation and its subsidiaries, and Bain Capital and all other equity holders of Constellation and Poolco becoming shareholders of the Company. In order to simplify our corporate structure, we expect to merge or liquidate certain of our wholly-owned subsidiaries, including Constellation, Poolco and Topco. The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Nature of Operations

We are a leading global provider of high performance hygiene, infection prevention, and cleaning solutions for the Institutional and Food & Beverage markets. In addition, we offer a wide range of value added services, including food safety and application training and consulting, as well as auditing of hygiene and water management. Our Institutional business provides solutions serving end-users such as healthcare facilities, food service providers, retail and grocery outlets, educational institutions, hospitality establishments, and building service contractors. Our Food & Beverage business provides solutions serving manufacturers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agricultural markets. Although our cleaning products represent only a small portion of our customers’ total cleaning costs, they are typically viewed as being non discretionary because they can have a meaningful impact on the efficacy of food safety, operational excellence, and sustainability. The COVID-19 pandemic has further reinforced the essential nature of our solutions and increased hygiene, infection prevention, and cleaning standards across all markets.

The product range of Diversey®-branded solutions includes fully integrated lines of products and dispensing systems for hard surface cleaning, disinfecting and sanitizing, hand washing, deodorizing, mechanical and manual ware washing, hard surface and carpeted floor cleaning systems, cleaning tools and utensils, fabric care for professional laundry applications comprising detergents, stain removers, bleaches and a broad range of dispensing equipment for process control and management information systems. Floor care machines are commercialized under the well-established Taski® brand.

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 8,500 employees as of March 31, 2021.

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. These Condensed Consolidated Financial Statements reflect our financial position, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. All amounts are in US Dollar denominated millions, except per share amounts and unless otherwise noted, and are approximate due to rounding.

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2020 included in the Company's Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of the fair value of financial instruments, useful lives and recoverability of tangible and intangible assets and impairment of goodwill, assumptions used in our defined benefit pension plans and other post-employment benefit plans, estimates related to self-insurance such as the aggregate liability for uninsured claims using historical experience, insurance and actuarial estimates and estimated trends in claim values, fair value measurement of assets, costs for incentive compensation and accruals for commitments and contingencies. Management reviews these estimates and assumptions periodically and reflects the effects of any revisions in the Condensed Consolidated Financial Statements in the period management determines any revisions to be necessary. Actual results could differ materially from these estimates.

New Accounting Guidance

We consider the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our Condensed Consolidated Financial Statements.

Recently Adopted Pronouncements

There were no accounting pronouncements which were adopted during the current period that had a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

Facilitation of the Effects of Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The Company can elect to apply the amendments in this update as of March 12, 2020 through December 31, 2022, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are currently in the process of evaluating this new standard update and the impact of this guidance on the Condensed Consolidated Financial Statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848. The Company has not utilized any of the optional expedients or exceptions available under Topic 848. The Company continues to assess whether this ASU is applicable throughout the effective period, in conjunction with our assessment of ASU 2020-4.

NOTE 3 - REVENUE RECOGNITION

The Company recognizes revenue from contracts with customers using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied upon transfers of control of a good or service to a customer. We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration.

Description of Revenue Generating Activities

The Company provides high-performance cleaning, infection prevention and hygiene products for the food safety and service, food and beverage plant operations, healthcare, floor care, housekeeping and room care, laundry and hand care markets. In addition, the Company offers a wide range of value-added solutions, including food safety and application training and consulting, as well as auditing of hygiene and water management. Many of our products are sold through distributors who then sell the product to end users.

Identify Contract with Customer

For an agreement to qualify as a contract, the agreement must create substantive enforceable rights and obligations. Indicators of enforceability for our contracts include, but are not limited to, minimum purchase or spend obligations coupled with early termination penalties for the customer.

In the event that a contract does not have a minimum purchase obligation nor contain any of the provisions to establish enforceable rights and obligations, part of the contract may still be enforceable when a purchase order is issued and the purchase order relates to a section of the contract. Most of the Company’s contracts do not contain minimum purchase obligations or early termination penalties for the customer.

Performance Obligations

A performance obligation must include a promise to deliver goods or services whereby the good or service must be distinct in the contract. For the Company, the most common examples of distinct performance obligations are consumables, training, equipment sales, installation, and maintenance. Dosing and dispensing equipment provided to customers (“free on loan”) are typically identified as separate lease components within the scope of ASU 2016-02, Leases. The other goods or services promised in the contract are not identified as performance obligations when they are not separate, distinct, or material.

Transaction Price and Variable Consideration

Our contracts contain fixed and variable components. The Company's variable considerations include, but are not limited to, rebates, prebates, discounts, and returns. The amount of variable consideration is estimated at contract inception by using the most likely amount method pending on the nature of the variable consideration. Such variable consideration is re-evaluated each reporting period, and accruals are booked based on the re-evaluated estimates and variable consideration recognized to date.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 24.5% and 27.7% of gross sales for the three months ended March 31, 2021 and March 31, 2020, respectively.

Allocation of Transaction Price

The Company allocates the transaction price to performance obligations in proportion to their standalone selling prices. The Company obtains the transaction price of performance obligations by using the selling prices for performance obligations with observable prices sold on a standalone basis. When observable prices are not readily available, the Company estimates the standalone selling prices by using the expected cost, plus a margin approach.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Satisfaction of Performance Obligations

The timing of revenue recognition depends on the nature of each performance obligation. In general, the time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of revenue for services, which is satisfied over the life of the contract. The sale of goods is recorded at a point in time when the customer obtains control of the asset. Transfer of control is indicated when the Company has a present right to payment for the goods, the customer has legal title to the asset, the Company has transferred physical possession of the goods to the customer, the customer has the significant risks and rewards of ownership of the goods, and the customer has accepted the goods. Revenue for services, such as maintenance or training, that are performed over the life of a contract are recognized based on the activity the Company expects to undertake to fulfill the performance obligation.

Disaggregated Revenue

For the three months ended March 31, 2021 and March 31, 2020, revenues from contracts with customers summarized by region were as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Europe	$232.9	$295.1
North America	219.2	155.2
Asia Pacific	79.1	85.4
Middle East and Africa	52.8	64.4
Latin America	42.1	48.5
Revenue from contracts with customers	626.1	648.6
Other revenue (Leasing: Sales-type and Operating)	5.4	6.3
Total revenue	$631.5	$654.9

Contract Balances

Timing differences occur when billing precedes or succeeds the satisfaction of the corresponding performance obligation. If the timing differences between billing and services recognized over time is significant, the Company records a liability (unearned revenue) and does not recognize revenue until the performance obligation is satisfied. There were no material timing differences that led to contract liabilities as of March 31, 2021 and December 31, 2020.

Assets Recognized For the Costs to Obtain a Contract

In certain instances, we incur incremental direct costs of a transaction, such as prebates, equipment provided free on loan, or other related expenses in the contract negotiation phase. Because these costs are likely incurred to transition to a new relationship or part of a negotiated renewal of a long-term relationship, these costs are considered costs to obtain a contract and are deferred and amortized over the period in which revenue is recognized, provided that unamortized deferred costs are considered recoverable. These amounts are recorded within Other non-current assets on the Company’s Condensed Consolidated Balance Sheets.

NOTE 4 - ACQUISITIONS

SaneChem Acquisition

On December 30, 2020, the Company acquired 100% of the stock of SaneChem sp. z o o, ("SaneChem"), which is a Polish-based supplier of specialized hygiene solutions. This acquisition further expanded the Company’s footprint within Europe and the results of operations for this business are reported within the Food & Beverage business segment.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company acquired SaneChem for a total consideration of $21.8 million. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Certain valuation estimates and net asset adjustments are not yet finalized and are subject to change, but are expected to be finalized by the end of 2021.

The acquired business contributed $3.2 million of revenue, while the net income contribution was not material for the three months ended March 31, 2021.

The preliminary determination of goodwill in the amount of $17.9 million was recognized for the SaneChem acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets, including an assembled workforce, which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for tax purposes.

The following table summarizes the preliminary fair values of the net assets acquired as of the December 30, 2020 acquisition date:

(in millions)
Cash and cash equivalents	$2.3
Trade receivables	1.6
Inventories	1.7
Accounts payable	(1.0)
Other current liabilities	(0.6)
Other non-current liabilities	(0.1)
Net assets acquired before goodwill on acquisition	3.9
Goodwill on acquisition	17.9
Net assets acquired	$21.8

In connection with the SaneChem acquisition, the Company did not incur any merger and acquisition-related costs for the three months ended March 31, 2021 or the three months ended March 31, 2020.

The inclusion of the SaneChem acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

As of March 31, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including, but not limited to, inventory and other liabilities.

Wypetech Acquisition

On July 1, 2020, the Company acquired 100% of the stock of Wypetech, LLC ("Wypetech"), which is a contract manufacturer, based out of Milwaukee, Wisconsin, that specializes in the production of disinfecting wipes used in a variety of end markets including healthcare, industrial and general commercial and household applications. This acquisition further expanded the Company’s footprint in the United States and the results of operations for this business are reported within the Institutional business segment.

The Company acquired Wypetech for a total consideration of $32.3 million, of which $2.0 million will be deferred for one year. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value of the acquisition date.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquired Wypetech business contributed $2.2 million of revenue, while the net income contribution was not material for the three months ended March 31, 2021.

The fair value of Wypetech's intangible asset, which represents customer relationships, was determined using the Income Approach which measures the value of an intangible asset based on the present value of its future economic benefits. This approach converts future economic benefits to a single current amount by discounting the future benefits at a rate of return sufficient to satisfy the risks and rewards associated with ownership of similar assets. This measurement reflects current market expectations regarding its future economic benefits. The Income Approach is a non-recurring Level Three fair value assessment.

The determination of goodwill in the amount of $22.0 million was recognized for the Wypetech acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets, including an assembled workforce, which cannot be individually identified and separately recognized. The recorded goodwill is deductible for tax purposes.

The following table summarizes the final fair values of the net assets acquired as of the July 1, 2020 acquisition date:

(in millions)
Cash and cash equivalents	$0.6
Trade receivables	2.1
Inventories	1.5
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.6
Intangible assets	9.5
Accounts payable	(4.0)
Other current liabilities	(0.1)
Net assets acquired before goodwill on acquisition	10.3
Goodwill on acquisition	22.0
Net assets acquired	$32.3

Additionally, the Company purchased the land and building facilities associated with Wypetech on August 4, 2020 for $2.1 million. This is included in Property and equipment within the Condensed Consolidated Balance Sheets.

In connection with the Wypetech acquisition, the Company did not incur any merger and acquisition-related costs for the three months ended March 31, 2021 or the three months ended March 31, 2020.

The inclusion of the Wypetech acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

As of March 31, 2021 and December 31, 2020, our net inventory balances, were:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$63.6	$60.8
Work in process	2.5	3.7
Finished goods	251.4	217.9
	$317.5	$282.4

Factoring of trade receivables

On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”). Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charges a financing fee, as defined, based on Factofrance advances made on remaining uncollected receivables. Factofrance also charges a quarterly commitment fee of 0.10% of the maximum total funding amount which is €150.0 million ($176.9 million) at March 31, 2021.

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Condensed Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables in which we do not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which are cash receipts on the underlying trade receivables that have already been sold in these agreements) are classified as investing activities and presented as cash receipts on sold receivables on our Condensed Consolidated Statements of Cash Flows.

We are required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance. The amount of cash collateral required was €4.0 million ($4.7 million) as of March 31, 2021. We are also required to service the receivables sold without fee.

For the three months ended March 31, 2021 and March 31, 2020, the Company sold $142.6 million and $139.6 million of receivables to Factofrance and received cash from Factofrance of $158.3 million and $132.9 million, respectively. The difference of $(15.7) million and $6.7 million is the activity for the three months ended March 31, 2021 and March 31, 2020, respectively, net of fees and reserves. For the three months ended March 31, 2021 and March 31, 2020, we collected from our customers and remitted to Factofrance $184.1 million and $149.5 million, respectively.

The funded status, which is defined as the balance of outstanding receivables purchased, less holdbacks and reserves, as of March 31, 2021 and December 31, 2020 was $29.9 million and $40.8 million, respectively.

Securitization of trade receivables

In April 2020, we entered into an arrangement with PNC Bank ("PNC") to sell certain North American customer receivables without recourse on a revolving basis. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $47.9 million as of March 31, 2021 that are pledged as collateral under this agreement. This arrangement provided for maximum funding of up to $75.0 million for receivables sold. Fees associated with the arrangement were $0.5 million for the three months ended March 31, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2021 we transferred and derecognized $149.5 million of receivables and collected $152.9 million in connection with our arrangement with PNC.

Credit losses

The Company’s allowance for credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses. The Company is monitoring the impact that COVID-19 may have on outstanding receivables.

The following represents the activity in our allowance for credit losses for trade and lease receivables for the three months ended March 31, 2021 and March 31, 2020:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Balance, beginning of period	$35.1	$21.5
Adoption of ASC 326	—	7.1
Provision for bad debts	2.0	5.5
Write-offs	(1.1)	(1.6)
Balance, end of period	$36.0	$32.5

Prepaid expenses and other current assets

As of March 31, 2021 and December 31, 2020, the components of prepaid expenses and other current assets were as follows:

(in millions)	March 31, 2021	December 31, 2020
Prepaid expenses	$40.6	$35.2
Income tax receivables	33.8	22.2
Restricted cash and compensating balance deposits	3.2	3.2
Other current assets	1.4	1.4
	$79.0	$62.0

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other non-current assets

As of March 31, 2021 and December 31, 2020, the components of other non-current assets were as follows:

(in millions)	March 31, 2021	December 31, 2020
Dosing and dispensing equipment	$145.5	$153.0
Tax indemnification asset	24.8	24.8
Lease receivables	29.7	30.2
Deferred financing fees - revolver	3.1	0.9
Restricted cash	5.0	5.7
Finance lease right-of-use assets, net	4.4	4.9
Operating lease right-of-use assets, net	55.0	62.8
Deferred taxes	58.6	60.6
Other non-current assets	26.5	26.2
	$352.6	$369.1

Depreciation expense for our dosing and dispensing equipment for the three months ended March 31, 2021 and March 31, 2020 was $17.4 million and $18.7 million, respectively.

Other Current and Non-current Liabilities

As of March 31, 2021 and December 31, 2020, the components of other current liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Accrued salaries, wages and related costs	$119.9	$131.9
Accrued customer volume rebates	130.4	146.0
Contingent consideration	3.4	3.3
Value added, general and sales tax payable	30.5	36.0
Accrued interest payable	4.1	24.6
Income taxes payable	7.5	6.0
Interest rate swaps	8.7	8.8
Operating lease liabilities	18.9	22.9
Accrued share-based compensation	20.2	69.6
Other accrued liabilities	63.8	63.3
	$407.4	$512.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2021 and December 31, 2020, the components of other non-current liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Defined benefit pension plan liability	$188.9	$203.1
Other post-employment benefit plan liability	2.2	2.2
Uncertain tax positions	44.4	43.7
Contingent consideration	5.0	4.9
Asset retirement obligations	6.5	6.6
Interest rate swaps	7.0	12.0
Operating lease liabilities	34.3	38.8
Tax receivable agreement	256.0	—
Other non-current liabilities	21.5	17.0
	$565.8	$328.3

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest income	$(0.9)	$(2.2)
Unrealized foreign exchange (gain) loss	5.9	(8.3)
Realized foreign exchange (gain) loss	(0.3)	0.4
Non-cash pension and other post-employment benefit plan	(3.8)	(3.1)
Factoring and securitization fees	1.0	0.7
Other, net	(1.8)	(0.8)
	$0.1	$(13.3)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

As of March 31, 2021 and December 31, 2020 our property and equipment and accumulated depreciation balances were as follows:

(in millions)	March 31, 2021	December 31, 2020
Land and improvements	$43.0	$44.0
Buildings	51.6	51.9
Machinery and equipment	85.5	81.9
Other property and equipment	47.7	47.9
Construction-in-progress	29.6	28.5
Property and equipment, gross	257.4	254.2
Less: Accumulated depreciation	(70.9)	(65.9)
Property and equipment, net	$186.5	$188.3

Depreciation expense was $5.4 million and $5.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Food & Beverage	Institutional	Total
Balance at December 31, 2020	$129.1	$337.9	$467.0
Acquisition	—	—	—
Impairment	—	—	—
Currency translation adjustment	(2.1)	(5.6)	(7.7)
Balance at March 31, 2021	$127.0	$332.3	$459.3

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at March 31, 2021, respectively:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$918.5	$(151.0)	$—	$767.5
Trademarks	28.7	(5.9)	—	22.8
Capitalized software	76.4	(60.9)	—	15.5
Brand name	627.3	(111.8)	—	515.5
Non-compete agreements	8.6	(8.5)	—	0.1
Favorable leases	4.3	(2.5)	—	1.8
Intellectual property	37.4	(3.9)	—	33.5
Total intangible assets with definite lives	1,701.2	(344.5)	—	1,356.7
Trademarks and trade names with indefinite lives	879.3	—	—	879.3
Total identifiable intangible assets	$2,580.5	$(344.5)	$—	$2,236.0

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2020, respectively:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$939.2	$(142.4)	$—	$796.8
Trademarks	28.8	(5.3)	—	23.5
Capitalized software	76.7	(58.5)	—	18.2
Brand name	642.7	(106.5)	—	536.2
Non-compete agreements	8.5	(8.4)	—	0.1
Favorable leases	4.3	(2.3)	—	2.0
Intellectual property	37.4	(3.2)	—	34.2
Total intangible assets with definite lives	1,737.6	(326.6)	—	1,411.0
Trademarks and trade names with indefinite lives	900.4	—	—	900.4
Total identifiable intangible assets	$2,638.0	$(326.6)	$—	$2,311.4

Amortization expense for acquired intangibles was $24.3 million and $24.6 million for three months ended March 31, 2021 and March 31, 2020, respectively.

NOTE 8 - DEBT AND CREDIT FACILITIES

As of March 31, 2021 and December 31, 2020, the components of debt and credit facilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Senior Secured Credit Facilities
US Dollar Term Loan	$870.8	$873.0
US Dollar Incremental Loan	—	149.6
Euro Term Loan	607.9	1,146.9
Revolving Credit Facility	—	—
Senior Notes	530.7	548.5
Short-term borrowings	0.4	0.4
Finance lease obligations	4.5	5.2
Financing obligations	22.5	22.5
Unamortized deferred financing costs	(28.6)	(39.6)
Unamortized original issue discount	(2.0)	(6.2)
Total debt	2,006.2	2,700.3
Less: Current portion of long-term debt	(14.5)	(13.2)
Short-term borrowings	(0.4)	(0.4)
Long-term debt	$1,991.3	$2,686.7

Senior Secured Credit Facilities

On September 6, 2017, the Company entered into the Senior Secured Credit Facilities comprised of a $900.0 million senior secured US dollar denominated term loan (the “USD Term Loan”), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the USD Term Loan, the "Term Loan Facility")

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and a $250.0 million revolving credit facility, which was increased to $450.0 million on March 29, 2021 pursuant to an amendment (the “Revolving Credit Facility,” together with the "USD Term Loan" and the "Euro Term Loan," the "Senior Secured Credit Facilities"). Both the US Dollar Term Loan and the Euro Term Loan mature on September 6, 2024, while the Revolving Credit Facility matures on March 28, 2026, subject to certain exceptions. On March 29, 2021, the Company used proceeds from the IPO to partially repay the Euro Term Loan in the amount of $498.9 million.

The interest rate associated with the US Dollar Term Loan is 3.00% plus a 3-month LIBOR rate. At March 31, 2021, the interest rate for the US Dollar Term Loan is 3.11%. The interest rate associated with the Euro Term Loan is a EURIBOR rate plus 3.25%, and the EURIBOR rate has a floor of 0%. At March 31, 2021, the interest rate for this term loan is 3.25%.

Deferred financing costs of $51.2 million related to the issuance of the US Dollar Term Loan and the Euro Term Loan are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the term loans. Unamortized deferred financing costs were $19.6 million and $28.4 million as of March 31, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above, an additional $6.4 million of deferred financing costs were charged to interest expense during the three months ended March 31, 2021.

Original issue discount of $5.1 million related to the Senior Secured Credit Facilities is recorded as a reduction of the principal amount of the borrowings and is amortized using the effective interest method as a component of interest expense over the life of the Senior Secured Credit Facilities. The unamortized original issue discount balance for the Senior Secured Credit Facilities is $2.0 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above, an additional $0.7 million of original issue discount was charged to interest expense during the three months ended March 31, 2021.

Costs of $8.9 million related to entering into and subsequently increasing the Revolving Credit Facility are recorded as “Deferred financing costs” within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. Unamortized deferred financing costs related to the Revolving Credit Facility were $4.4 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company had $9.5 million of letters of credit outstanding which reduced the available borrowing capacity under the Revolving Credit Facility to approximately $440.5 million.

As of December 31, 2020, the Company had $9.9 million of outstanding letters of credit which reduced the available borrowing capacity under the Revolving Credit Facility to approximately $240.1 million.

The Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of March 31, 2021 we were in full compliance with the provisions contained within the covenants.

US Dollar Incremental Loan

On June 23, 2020, the Company entered into an agreement in which the Company borrowed an additional $150.0 million in connection with the Senior Secured Credit Facilities ("US Dollar Incremental Loan"). The US Dollar Incremental Loan was considered a new loan commitment under the Senior Secured Credit Facilities. The net proceeds after the deferred financing costs and original issue discount (as defined below), were $144.5 million. On March 29, 2021, the Company used proceeds from the IPO to repay the US Dollar Incremental Loan in full, and this facility is closed and no longer available for borrowings.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred financing costs of $1.7 million related to the issuance of the US Dollar Incremental Loan were recorded as a reduction of the principal amount of the borrowings and were amortized using the effective interest method as a component of interest expense over the life of the term loan. Unamortized deferred financing fees were $1.5 million as of December 31, 2020, which were charged to interest expense during the three months ended March 31, 2021 as the US Dollar Incremental Loan was repaid.

Original issue discount of $3.8 million related to the US Dollar Incremental Loan was recorded as a reduction of the principal amount of the borrowings and was amortized using the effective interest method as a component of interest expense over the life of the loan. The original issue discount balance for the US Dollar Incremental Loan was $3.3 million as of December 31, 2020, which was charged to interest expense during the three months ended March 31, 2021 as the US Dollar Incremental Loan was repaid.

Senior Notes

On August 8, 2017, the Company issued €450 million of notes and related guarantees thereof and the proceeds were placed into escrow pending the consummation of the Diversey Acquisition (the "Senior Notes"). On September 6, 2017, the proceeds of the Senior Notes were released from escrow and, together with equity contributions and the proceeds from borrowings under the Term Loan Facility, were used to fund the Diversey Acquisition. The Senior Notes were sold at par and are due August 15, 2025. The Senior Notes bear interest at 5.625% and interest is payable semi-annually on February 15 and August 15 of each year.

Deferred financing costs related to the issuance of the Senior Notes of $14.5 million are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the Notes. Unamortized deferred financing costs were $9.0 million and $9.7 million as of March 31, 2021 and December 31, 2020, respectively.

On or after August 15, 2020, the Company has the option to redeem all or part of the Senior Notes at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on August 15 of the each of the years indicated below:

Year	Percentage
2020	102.8%
2021	101.4%
2022 and thereafter	100.0%

Upon the occurrence of certain events constituting a change of control, holders of the Senior Notes have the right to require the Company to repurchase all or any part of the Senior Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the repurchase date.

The indebtedness evidenced by the Senior Notes is senior unsecured indebtedness of the Company, is senior in right of payment to all future subordinated indebtedness of the Company and is equal in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes are effectively subordinated to any secured indebtedness of the Company (including indebtedness of the Company outstanding under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such indebtedness. The Senior Notes are unconditionally guaranteed on a senior basis by certain of the Company’s subsidiaries.

The indenture governing the Notes contains covenants that restrict the ability of the Issuer and its subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuer, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.

Short-term Borrowings

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our short-term borrowings comprise primarily of bank overdrafts to temporarily fund our working capital needs.

Sale-Leaseback Transactions

During March 2020, the Company completed sale-leaseback transactions under which it sold two properties to an unrelated third-party for a total of $22.9 million. Concurrent with this sale, the Company entered into agreements to lease the properties back from the purchaser over initial lease terms of 15 years. The leases for the two properties include an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each property individually upon certain events during the life of the lease, including individual renewal options.
The Company classified the leases as a financing obligation to be paid over 15 years. The current and non-current portions are included in current portion of long-term debt and long-term debt, less current portion, respectively, on the Condensed Consolidated Balance Sheets.

NOTE 9 - PREFERRED EQUITY CERTIFICATES

Constellation (BC) 2 S.à r.l. was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg for tax planning purposes. PECs are a part of the capital structure, although classified as a debt instrument, because they have an unconditional obligation to be redeemed in cash.
The PECs are summarized in the following table:

(in millions)	Maturity date	Interest Rate	Carrying Value December 31, 2020	Redemption	Foreign Currency Translation	Carrying Value March 31, 2021	Interest Expense
Series 1 PECs	9/1/2047	See below	$641.7	$(620.9)	$(20.8)	$—	$—

The Series 1 PECs are legal obligations to security holders, having a par value (and face amount) of EUR 1.00 each. The Series 1 PECs are yield-free and have a term of 30 years from the date of issuance, but can be redeemed earlier at the election of the Company. Mandatory retirement or optional redemption of the Series 1 PECs are at a price equal to par value.

On March 25, 2021, the Series 1 PECs were exchanged for ordinary shares of the Company as part of the Reorganization Transactions discussed in Note 1.

NOTE 10 - DERIVATIVES AND HEDGING ACTIVITIES

As a large global organization, we face exposure to market risks, such as fluctuations in foreign currency exchange rates and interest rates. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We designate derivative instruments as hedges on a transactional basis to support hedge accounting. The changes in fair value of these hedging instruments offset in part or in whole corresponding changes in the fair value or cash flows of the underlying exposures being hedged. We assess the initial and ongoing effectiveness of our hedging relationships in accordance with our policy. We do not purchase, hold or sell derivative financial instruments for trading purposes. Our practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if we determine the underlying forecasted transaction is no longer probable of occurring.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income (loss) to the extent the

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months. As of March 31, 2021 and December 31, 2020, there were no foreign currency forward contracts designated as cash flow hedges.

Interest Rate Swap Contracts Designated as Cash Flow Hedges
During August 2019, the Company entered into a series of interest rate swaps with a notional amount of $720 million. The primary purpose of our cash flow hedging activities is to manage the potential adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of the Company’s floating-rate debt. We record gains and losses on the interest rate swap contracts that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other expense (income), net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts have original maturities of 60 months, and the notional amount is reduced to $315 million at month 48. The short and long term fair value of our interest rate swap contracts are liabilities of $15.7 million and $20.8 million as of March 31, 2021 and December 31, 2020, respectively, and are included as a part of our other current liabilities and other non-current liabilities in our Condensed Consolidated Balance Sheets.
Net unrealized after-tax loss related to these contracts that were included in other comprehensive income were $11.8 million and $16.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $6.5 million of net unrealized after-tax derivative loss included in accumulated other comprehensive income ("AOCI") will be reclassified into Other (income) expense, net, on the Condensed Consolidated Statement of Operations within the next twelve months.

Fair Value of Derivative Instruments

See Note 11 for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments. The following table details the fair value of our derivative instruments included in the Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Derivative liabilities
Interest rate swaps	$(15.7)	$(20.8)
Total derivative liabilities	$(15.7)	$(20.8)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations:

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency forward contracts (1)	$—	$0.4
Interest rate swaps (1)	2.2	0.6
Total	$2.2	$1.0
(1)Amounts recognized on the foreign currency forward contracts and interest rate swaps were included in Other (income) expense during the three months ended March 31, 2021 and March 31, 2020.

NOTE 11 - FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL INSTRUMENTS
Fair Value Measurements
In determining the fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine the fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$50.2	$50.2	$—	$—
Restricted cash and compensating balance deposits	$8.2	$8.2	$—	$—
Interest rate swaps, net liability	$(15.7)	$—	$(15.7)	$—
Contingent consideration	$(8.4)	$—	$—	$(8.4)

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$118.4	$118.4	$—	$—
Restricted cash and compensating balance deposits	$8.8	$8.8	$—	$—
Interest rate swaps, net liability	$(20.8)	$—	$(20.8)	$—
Contingent consideration	$(8.2)	$—	$—	$(8.2)

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Equivalents

Our cash equivalents consist of bank time deposits (Level 1) and money market funds (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

The money market funds are redeemable upon demand and seek to maintain their net asset value at $1 per unit. As of March 31, 2021 and December 31, 2020, the Company classified its money market funds as Cash and cash equivalents with a market value of $45.5 million and $113.0 million, respectively.

Restricted Cash and Compensating Balances

As disclosed in Note 5, we entered into a Master Agreement with Factofrance in connection with a non-recourse trade receivables factoring program with respect of several of our companies located in Europe under individually executed RPAs. Under the Master Agreement, we are required to maintain and segregate certain cash balances, the usage of which is restricted under the terms of the Master Agreement, of which $4.7 million is held as collateral and classified within Other non-current assets on the Condensed Consolidated Balance Sheet. The remaining $3.2 million is cash received but considered restricted and classified within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Condensed Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables in which we do not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which are cash receipts on the underlying trade receivables that have already been sold in these agreements) are classified as investing activities and presented as cash receipts on sold receivables on our Condensed Consolidated Statements of Cash Flows.

We have other compensating balance deposits of $0.3 million that are required by certain financial institutions as cash collateral for credit provided to us. The balance is reflected within Other non-current assets on the Condensed Consolidated Balance Sheet.

Derivative Financial Instruments

Our foreign currency forward contracts and interest rate swaps are recorded at fair value on our Condensed Consolidated Balance Sheets that incorporates observable market inputs. These market inputs include foreign currency spot and forward rates and the LIBOR rate. These inputs are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).

Counterparties to these foreign currency forward contracts are investment grade rated by Standard & Poor’s and Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments. The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

Contingent Consideration

We recorded contingent consideration related to earn-out provisions from our previous acquisitions. The fair values of such contingent consideration were derived using a discounted cash flow model based on the projection of performance metrics, which are generally based upon achieving certain revenue targets as outlined in the various provisions within the purchase agreements and the probability of achieving the targets.

We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements for which a fair value measurement was required. We recorded approximately $8.4 million and $8.2 million in contingent consideration liability at March 31, 2021 and December 31, 2020, respectively, for various acquisitions that occurred prior to 2017.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With respect to the above contingent consideration liabilities, which is a Level 3 consideration, there was a $0.3 million loss included in other (income) expense within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. There was no gain or loss included in other (income) expense within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020.

Other Financial Instruments

The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) trade receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.
Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our debt. We utilize a market approach to calculate the fair value of our Notes. Due to the limited investor base and the face value of our Notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields, to calculate the yield to maturity and the price on some of our Notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
We derive our fair value estimates of our various other debt instruments by evaluating the nature and terms of each instrument, considering prevailing economic and market conditions, and examining the cost of similar debt offered at the balance sheet date. We also incorporated our credit default swap rates and currency specific swap rates in the valuation of each debt instrument, as applicable. These inputs are provided by an independent third party and are considered to be Level 2 inputs.

These estimates are subjective and involve uncertainties and matters of significant judgment, and therefore we cannot determine them with precision. Changes in assumptions could significantly affect our estimates.

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
US Dollar Term Loan (1)	$857.8	$863.6	$859.1	$856.3
US Dollar Incremental Term Loan (1)	—	—	144.8	149.0
Euro Term Loan (1)	599.3	615.0	1,129.5	1,161.0
Senior Notes (2)	521.7	543.1	538.7	552.7
Revolving Credit Facility	—	—	—	—
Preferred Equity Certificates	—	—	641.7	641.7
	$1,978.8	$2,021.7	$3,313.8	$3,360.7

(1) Carrying amounts are net of deferred financing costs and original issue discount.
(2) Carrying amount is net of deferred financing costs.

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances, such as acquisitions.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit and Market Risk

Financial instruments, including derivatives, expose us to counterparty credit risk for nonperformance and to market risk related to changes in interest or currency exchange rates. We manage our exposure to counterparty credit risk through specific minimum credit standards, establishing credit limits, diversification of counterparties, and procedures to monitor concentrations of credit risk.
It is our policy to have counterparties to these contracts that are rated at least BBB- or higher by Standard & Poor’s and Baa3 or higher by Moody’s. Nevertheless, there is a risk that our exposure to losses arising out of derivative contracts could be material if the counterparties to these agreements fail to perform their obligations. We will replace counterparties if a credit downgrade is deemed to increase our risk to unacceptable levels.
We regularly monitor the impact of market risk on the fair value and cash flows of our derivative and other financial instruments considering reasonably possible changes in interest and currency exchange rates and restrict the use of derivative financial instruments to hedging activities. We do not use derivative financial instruments for trading or other speculative purposes and do not use leveraged derivative financial instruments.

We continually monitor the creditworthiness of our diverse base of customers to which we grant credit terms in the normal course of business and generally do not require collateral. We consider the concentrations of credit risk associated with our trade accounts receivable to be commercially reasonable and believe that such concentrations do not leave us vulnerable to significant risks of near-term severe adverse impacts. The terms and conditions of our credit sales are designed to mitigate concentrations of credit risk with any single customer. Our sales are not materially dependent on a single customer or a small group of customers.

NOTE 12 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net period benefit income for the three months ended March 31, 2021 and March 31, 2020, respectively:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Line Item on Condensed Consolidated Statements of Operations
Components of net periodic benefit income:
Service cost	$1.7	$1.5	Selling, general and administrative expenses
Interest cost	0.7	0.9	Other income
Expected return on plan assets	(4.5)	(4.0)	Other income
Total benefit income	$(2.1)	$(1.6)
Our net periodic benefit costs for our other post-employment benefit plans for the three months ended March 31, 2021 and March 31, 2020, respectively, was not material.

NOTE 13 - INCOME TAXES

We account for income taxes in interim periods in accordance with ASC 740, which requires income tax expense or benefit to be calculated using an estimated annual effective tax rate applied to the year-to-date ordinary income or loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

Effective Income Tax Rate and Income Tax Provision

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2021, the difference in the statutory income tax benefit of $(18.6) million and the recorded income tax benefit of $(2.4) million was primarily attributable to $7.2 million of income tax expense related to non-deductible share-based compensation, $3.3 million of income tax expense related to the termination of our management agreement with Bain Capital, an increase in the valuation allowance of $2.9 million related to limitations on the deductibility of interest expense, and the impact of other non-deductible expenses related to the IPO.

For the three months ended March 31, 2020, the difference in the statutory income tax provision of $3.6 million and the recorded income tax provision of $11.2 million was primarily attributable to $3.2 million of income tax expense related to estimated withholding taxes and $2.7 million of income tax expense related to estimated book-tax differences that are permanent in nature.

Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. As of March 31, 2021, the Company's liability under the TRA on an undiscounted basis was $256.0 million, which is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company and its subsidiaries generate each year, the tax rate then applicable and the use of net operating losses. The payment obligations under the TRA are the Company’s obligations and are not obligations of Constellation. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 5.00%.

The TRA will remain in effect until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA. The TRA will also terminate if the Company breaches its obligations under the TRA or upon certain mergers, asset sales, certain forms of business combinations, or other changes of control. If the Company exercises its right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, the Company’s payment obligations would be accelerated based upon certain assumptions, including the assumption that the Company would have sufficient future taxable income to utilize such tax benefits.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

At times, we are subject to governmental investigations and various legal actions and claims from governmental agencies and other parties. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We record a liability in the Condensed Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. Management believes that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position or results of operations or cash flows.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

We are subject to loss contingencies resulting from environmental laws and regulations, and we accrue for anticipated costs associated with investigatory and remediation efforts when an assessment has indicated that a loss is probable and can be reasonably estimated. These accruals are not reduced by potential insurance recoveries, if any. We do not believe that it is reasonably possible that our liability in excess of the amounts that we have accrued for environmental matters will be material to our consolidated financial condition or results of operations. Environmental liabilities are reassessed whenever circumstances become better defined or remediation efforts and their costs can be better estimated.

We evaluate these liabilities periodically based on available information, including the progress of remedial investigations at each site, the current status of discussions with regulatory authorities regarding the methods and extent of remediation and the apportionment of costs among potentially responsible parties. As some of these issues are decided (the outcomes of which are subject to uncertainties) or new sites are assessed and costs can be reasonably estimated, we adjust the recorded accruals, as necessary. We believe that these exposures are not material to our consolidated financial condition or results of operations. We believe that we have adequately reserved for all probable and estimable environmental exposures.

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•Product warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formulas. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•Intellectual property warranties by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

NOTE 15 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous Sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"). Pursuant to the management agreement, we paid an annual management fee of $7.5 million plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we are required to pay Bain Capital a lump sum amount of $17.5 million. During the three months ended March 31, 2021 and March 31, 2020, we recorded $19.4 million and $1.9 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the three months ended March 31, 2021, we paid Bain Capital $2.4 million of consulting fees. For the three months ended March 31, 2020, we did not pay Bain Capital any consulting fees.

There is $17.5 million due to Bain Capital at March 31, 2021. There were no fees due to Bain Capital at December 31, 2020.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Beginning in 2019, Phil Wieland served as our interim CFO while employed by Bain Capital. We did not pay a separate salary under the terms of the management agreement. Mr. Wieland was named interim CEO in January of 2020 and was later named permanent CEO in July of 2020.

We may conduct business with other Bain Capital affiliates from time to time in the normal course of business. Although we may have common owners with these affiliates depending upon the Bain Capital fund ownership structure, we believe the terms were comparable to terms available or amounts that would be paid or received, as applicable, in an arm’s-length transaction with a party unrelated to us.

NOTE 16 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense is recognized on a straight-line basis over the requisite service periods, and our policy is to recognize forfeitures as they occur. Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cost of sales	$4.7	$—
Selling, general and administrative expenses	58.8	0.3
Total	$63.5	$0.3

Awards Classified as Equity

Pre-IPO Management Equity Incentive Plan and Exchange to Restricted Shares

During 2018, Constellation S.à r.l, a subsidiary of the Company, adopted a management equity incentive plan ("MEIP"), consisting of Class B through Class F shares ("MEIP Shares") granted to certain domestic and foreign employees ("Participants"). Prior to the IPO, the value of the MEIP Shares was classified as a liability, and was remeasured at each reporting period. Compensation expense of $37.5 million and $0.3 million was recorded for the three months ended March 31, 2021 and March 31, 2020, respectively.

Upon closing of the IPO and following the Reorganization Transactions, the MEIP Shares were converted into (i) vested ordinary shares which correspond to the value of MEIP Shares that were vested as of the consummation of the IPO and (ii) restricted ordinary shares which correspond to the value of MEIP Shares that were unvested as of the consummation of the IPO. The restricted ordinary shares will vest on the same terms and conditions as applied to the MEIP Shares to which they relate, and are not subject to performance conditions.

The conversion of MEIP shares and exchange for vested ordinary shares resulted in $68.1 million being reclassified from Non-current liabilities to Additional paid-in capital during the three months ended March 31, 2021. Future vesting of restricted ordinary shares will also be credited to Additional paid-in capital.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in outstanding nonvested MEIP Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	6,984,060	$14.51
Granted	—	—
Vested	(292,825)	(14.51)
Converted to Restricted Ordinary Shares	(6,691,235)	(14.51)
Nonvested at March 31, 2021	—	$—

A summary of changes in outstanding nonvested Restricted Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Converted from MEIP Shares	7,763,231	15.00
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	7,763,231	$15.00

2021 Omnibus Incentive Plan

On March 24, 2021, our Board adopted the 2021 Omnibus Incentive Plan ("2021 Plan"), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of share options, share appreciation rights, restricted shares, restricted share units, bonus shares, dividend equivalents, other share-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. We have reserved 15,000,000 ordinary shares (inclusive of issued and outstanding awards) for issuance under the 2021 Plan.

Restricted Share Units

Restricted Share Units ("RSUs") are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. RSUs are generally subject to service-based vesting or cliff-vesting.

A summary of changes in outstanding nonvested RSUs is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	996,667	15.00
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	996,667	$15.00

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards Classified as Liabilities

Long-Term Incentive Plan

During 2018 certain employees were granted awards under a cash long-term incentive plan ("LTIP"). No vesting or payout occurred for the LTIP awards until the occurrence of an Exit Event, as defined in the cash LTIP agreement. The closing of the IPO was an Exit Event. Upon an Exit Event requiring achievement of a specified performance target, the LTIP payout amount would have been the sum of a Time-Based Payout and Performance-Based Payout, both as defined in the cash LTIP agreement. The value of the LTIP is classified as a liability. Compensation expense of $26.0 million was recorded for the three months ended March 31, 2021. Prior to the IPO, we determined it was not probable that the performance conditions will be met, therefore, no resulting compensation expense was recorded for the three months ended March 31, 2020, or for any period prior to the IPO.

Cash-Settled Restricted Share Units

Upon closing of the IPO, certain employees were granted cash-settled restricted stock unit awards based on the share price on the date of the IPO. These awards cliff-vest after three years from the date of grant and will be settled in cash based on the Company's share price on the vesting date. The value of the cash-settled restricted stock units is classified as a liability.

NOTE 17 - RESTRUCTURING ACTIVITIES

In the first quarter of 2018, the Company began a series of strategic initiatives aimed at maintaining a competitive cost structure and workforce optimization. These activities primarily consisted of a reduction in headcount to realign our personnel resources with the Company's business needs.

The following table details our restructuring activities as reflected in the Condensed Consolidated Statements of Operations is as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Restructuring charges	$0.5	$1.4
Other associated restructuring charges	2.3	—
Total	$2.8	$1.4
Restructuring charges are presented separately on the Condensed Consolidated Statements of Operations. Other associated restructuring charges are recorded within Transition and transformation costs on the Condensed Consolidated Statements of Operations.

The following table provides the details for the restructuring accrual for the three months ended March 31, 2021:

(in millions)	Three Months Ended March 31, 2021
Restructuring accrual at beginning of period	$26.3
Accrual and accrual adjustments	0.5
Cash payments during period	(7.0)
Foreign currency translation	(0.2)
Restructuring accrual at end of period	$19.6

We anticipate paying the remaining $19.6 million of restructuring accrual within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheet at March 31, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring charges by segment were as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Institutional	$—	$1.2
Food & Beverage	0.8	0.1
Corporate	(0.3)	0.1
Total	$0.5	$1.4

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss for the three months ended March 31, 2021 and March 31, 2020, respectively:

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(154.1)	$(16.0)	$(212.7)
Other comprehensive income before reclassifications	—	32.6	6.2	$38.8
Amounts reclassified from AOCI to net income	—	—	(2.2)	$(2.2)
Net change	—	32.6	4.0	$36.6
Balance March 31, 2021	$(42.6)	$(121.5)	$(12.0)	$(176.1)

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2019	$(13.6)	$(54.7)	$3.8	$(64.5)
Other comprehensive loss before reclassifications	—	(68.8)	(18.5)	(87.3)
Amounts reclassified from AOCI to net income	—	—	—	—
Net change	—	(68.8)	(18.5)	(87.3)
Balance March 31, 2020	$(13.6)	$(123.5)	$(14.7)	$(151.8)

NOTE 19 - SEGMENTS

Our operating segments, which are consistent with our reportable segments, reflect the structure of our internal organization, the method by which our resources are allocated and the manner by which the chief operating decision maker assesses our performance. Our reportable segment structure includes two segments, Institutional and Food & Beverage.

Our segments are described as follows:

•Institutional - Our Institutional products and services are designed to enhance cleanliness, safety, environmental sustainability, and efficiency for our customers. We offer a broad range of products, solutions, equipment and machines including infection prevention and personal care, floor and building care chemicals, kitchen and mechanical warewash chemicals and machines, dosing and dispensing equipment, and floor care machines. We deliver these solutions to customers in the healthcare, education, food service, retail and grocery, hospitality, and building service contractors industries.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•Food & Beverage - Our Food & Beverage products and services are designed to maximize the hygiene, safety, and efficiency of our customers’ production and cleaning processes while minimizing their impact on the natural resources they consume. We offer a broad range of products, solutions, equipment and machines including chemical products, engineering and equipment solutions, knowledge-based services, training through our Diversey Hygiene Academy, and water treatment. We deliver these solutions to enhance food safety, operational excellence, and sustainability for customers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agriculture industries.

No operating segments were aggregated to form our reportable segments. The reportable segments are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate performance of the reportable segments based on the results of each segment. The performance metric used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted EBITDA. Certain amounts within segment Adjusted EBITDA for prior periods have been reclassified to conform with the current presentation, with no impact on consolidated Adjusted EBITDA.

As described in Note 1, our net sales are comprised of commercial cleaning, sanitation and hygiene products and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care.

Net sales for each of the Company’s reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Institutional	$467.9	$493.4
Food & Beverage	163.6	161.5
Total	$631.5	$654.9

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Institutional	$71.1	$81.0
Food & Beverage	31.9	25.9
Total	$103.0	$106.9

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated income (loss) before income tax provision (benefit):

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Adjusted EBITDA for reportable segments	$103.0	$106.9
Corporate costs	(10.3)	(14.7)
Interest expense	(43.7)	(31.6)
Interest income	0.9	2.2
Amortization expense of intangible assets	(24.3)	(24.6)
Depreciation expense included in cost of sales	(20.8)	(21.8)
Depreciation expense included in selling, general and administrative expenses	(2.0)	(2.0)
Transition and transformation costs and non-recurring costs(1)	(15.4)	(5.0)
Restructuring costs(2)	(0.5)	(1.4)
Foreign currency gain (loss) related to Argentina subsidiaries(3)	2.0	(0.9)
Bain Capital management fee(4)	(19.4)	(1.9)
Non-cash pension and other post-employment benefit plan(5)	3.8	3.1
Unrealized foreign currency exchange gain (loss)(6)	(5.9)	8.3
Factoring and securitization fees(7)	(1.0)	(0.7)
Share-based compensation(8)	(63.5)	(0.3)
Other items	(1.0)	(0.5)
Income (loss) before income tax provision (benefit)	$(98.1)	$15.1

(1) In the period following the Diversey Acquisition, we incurred costs primarily consisting of professional and consulting services in such areas as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in establishing ourselves as a standalone company and to position ourselves for future growth. Costs incurred in 2021 include those necessary to become a publicly traded Company.

(2) Includes costs related to restructuring programs including expenses mainly related to reduction in headcount.

(3) Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentinian Peso to the United States dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(4) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the three months ended March 31, 2021.

(5) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(6) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(7) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC Bank (“PNC”) to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. Refer to Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Geographic Regions

Net sales(1) by geographic region are as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Asia Pacific	$81.6	$89.6
Europe	234.0	295.3
Latin America	42.1	48.6
Middle East & Africa	52.9	64.4
North America(2)	220.9	157.0
Total	$631.5	$654.9
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for three months ended March 31, 2021 or 2020.
(2) Net sales to external customers within the U.S. were $147.7 million and $125.8 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 20 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

(in millions, except per share amounts)	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shareholders	$(95.7)	$(95.7)	$3.9	$3.9

Weighted average shares outstanding(1)	247.3	247.3	243.2	243.2
Dilutive securities(2)	—	—	—	—
Denominator for earnings per share - weighted average shares	247.3	247.3	243.2	243.2

Earnings (loss) per share	$(0.39)	$(0.39)	$0.02	$0.02

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For the three months ended March 31, 2021, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 21 - SUBSEQUENT EVENTS

On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares in the IPO, receiving $71.4 million in net proceeds. The Company used the proceeds to make an additional payment on the Euro Term Loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This management discussion and analysis (“MD&A”) provides information we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative and qualitative information about key drivers behind revenue and earnings performance, including the impact of foreign currency, acquisitions as well as changes in volume and pricing.

The MD&A should be read together with our Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and the related Notes thereto, which are prepared in accordance with U.S. GAAP, and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Condensed Consolidated Financial Statements for the year ended December 31, 2020 and the related Notes thereto, which are included in the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with our IPO and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

Diversey Holdings, Ltd. (hereafter the "Company", “we,” “us,” and “our”), an exempted company incorporated under the laws of the Cayman Islands with limited liability, was formed on November 3, 2020, for the purpose of completing a public offering and related transactions and in order to carry on the business of its indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

On March 29, 2021, the Company completed an initial public offering of 46,153,846 ordinary shares at a public offering price of $15.00 per share, receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds. Our ordinary shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Bain Capital beneficially owned approximately 79.8% our outstanding ordinary shares as of March 31, 2021. Following the issuance of an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares on April 9, 2021, Bain Capital beneficially owns approximately 78.5% of our outstanding ordinary shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

Reportable Segments

We report our results of operations in two segments: Institutional and Food & Beverage.
•Institutional segment - Our Institutional solutions are designed to enhance cleanliness, safety, environmental sustainability, and efficiency for our customers. We offer a broad range of products, services, solutions, equipment and machines, including infection prevention and personal care, products, floor and building care chemicals, kitchen and mechanical warewash chemicals and machines, dosing and dispensing equipment, and floor care machines. We also offer a range of engineering, consulting and training services related to productivity management, water and energy management, and risk management, supported by data provided through our digital solutions. We deliver these solutions to customers in the healthcare, education, food service, retail and grocery, hospitality, and building service contractors industries.
•Food & Beverage segment - Our Food & Beverage products are designed to maximize the hygiene, safety, and efficiency of our customers’ production and cleaning processes while minimizing their impact on the natural resources they consume. We offer a broad range of products, solutions, equipment and machines including chemical products, engineering and equipment solutions, knowledge-based services, training through our Diversey Hygiene Academy, and water treatment. We deliver these solutions to enhance food safety, operational excellence, and sustainability for customers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agriculture industries.
The Company evaluates the performance of each reportable segment based on the results of each segment. In addition, corporate reflects indirect costs that support all segments, but are not allocated or monitored by segment management, and include executive and administrative functions, finance and accounting, procurement, information technology and human resources. For additional information regarding key factors and measures used to evaluate our business, see “Non-GAAP Financial Measures” and “Net Sales by Segment”.

Recent Trends and Events

Impact of COVID-19. On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (“COVID-19”) outbreak as a global pandemic. Additionally, many international heads of state, including the President of the United States, declared the COVID-19 outbreak a national emergency in their respective countries. In response to these declarations and the rapid spread of COVID-19 across many countries, including the United States, governmental agencies around the world (including federal, state and local governments in the United States) implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of the illness. These measures, as well as future measures, have had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of COVID-19 continues in many parts of the world, including the United States.

We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. We continually assess the evolving situation and implement business continuity plans across all operations.

Markets We Serve. The COVID-19 pandemic has had a meaningful impact on our business segments, especially our Institutional segment. During the three months ended March 31, 2021, our Institutional segment saw an 8.7% decline in year-over-year core institutional net sales due to the marked volume decline at restaurants, hotels, and entertainment facilities driven by shutdowns related to the COVID-19 pandemic. The negative impact on core Institutional demand was offset by substantial growth in our infection prevention products and services, fueled by increased demand for disinfecting and cleaning products across our Hard Surface and Personal Care portfolios. Despite significant disruption to many of our end markets, our business continued to perform well.

In the long-term, we expect that our recent product enhancements, digital investments, and cost efficiencies will result in accelerated growth as the end markets most negatively impacted by the pandemic continue to normalize and return to pre-COVID-19 pandemic levels. Moreover, we expect increased demand for our infection prevention products and services to endure. We believe the COVID-19 pandemic has resulted in higher disinfection standards and a fundamental shift in demand for our products, thereby permanently altering the landscape for health and hygiene solutions.

Conversely to the increased demand for infection prevention products generated by the pandemic, the disruption to global markets that has occurred has adversely impacted the demand for our goods and services particularly in the hotel, restaurant, office cleaning and travel industries. The outbreak and continued spread of COVID-19 has caused an economic slowdown. Currently, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown. Given the significant economic uncertainty and volatility created by the COVID-19 pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. The prolonged occurrence of COVID-19 could result in a significant downturn in the food service, hospitality, office cleaning and travel industries and a significant drop in demand for some of our products and services, which could materially adversely affect our business.

Supply Chain and Operations. Our global operations have continued to operate and serve the needs of our customers through the global COVID-19 pandemic. We have experienced minimal facility closures due to government orders. While we have introduced social distancing, health monitoring and any necessary quarantining into our global operations, this work has been done with limited impact to overall production capacity.

We cannot predict the impact on our operations of future spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.

Employee Health and Safety and Business Continuity. The health and safety of our employees, suppliers and customers continues to be our top priority. Safety measures remain in place at each of our facilities, including: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-dependent workers, social distancing measures within operating sites, remote work arrangements for non-location dependent employees, visitor access restrictions and limitations on travel, particularly in regions with high transmission of COVID-19.

Remote work arrangements will remain in place for some of our non-location dependent employees as appropriate. In a remote working environment, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks and security breaches of our networks or systems.

While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there are significant uncertainties regarding the future impact of COVID-19, which we cannot predict.
Other Factors Affecting Our Operating Results

Our operating results have been, and will likely continue to be, affected by numerous factors, including the increasing worldwide demand for our products and services, increasing regulatory compliance costs, macroeconomic and political conditions, the introduction of new and upgraded products, recent acquisitions and foreign currency exchange rates. Each of these factors is briefly discussed below.

Increasing Demand for Our Products and Services. Governmental regulations for food safety and disease control, and consumer focus on hygiene and cleanliness have both increased significantly across the world in recent years. Climate change, water scarcity and environmental concerns have combined to create further demand for products, services and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, water-use and the costs related to cleaning, sanitation and hygiene activities. We help our customers realize efficiencies throughout the operation of their facilities by developing customized solutions. We believe that our value-added customer service approach and proven commitment to providing cost-savings and sustainable solutions position us well to address these and other critical demand drivers in order to drive revenue growth.

Increasing Regulatory Compliance Costs. Although our industry has always been highly regulated, it is becoming more regulated with the introduction of, among other things, the EPA Biocidal Product Regulation and the Globally Harmonized System of Classification and Labelling of Chemicals. Compliance costs associated with these new regulations have impacted our cost of doing business, and we expect these regulations and other existing and new regulations to continue to affect our cost of doing business in the future.

Impact of Inflation and Currency Fluctuations. We have significant international operations with 76.6% of our net sales for the three months ended March 31, 2021, being generated from sales to customers located outside of the U.S.

We present our Condensed Consolidated Financial Statements in U.S. dollars. As a result, we must translate the assets, liabilities, revenues and expenses of all of our operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our Condensed Consolidated Financial Statements, even if their value has not changed in their local currency. For example, a stronger U.S. dollar will reduce the relative value of reported results of non-U.S. dollar operations, and, conversely, a weaker U.S. dollar will increase the relative value of the non-U.S. dollar operations. These translations could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity.

In addition, many of our operations buy materials and incur expenses in a currency other than their functional currency. As a result, our results of operations are impacted by currency exchange rate fluctuations because we are generally unable to match revenues received in foreign currencies with expenses incurred in the same currency. From time to time, as and when we determine it is appropriate and advisable to do so, we may seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments.

Argentina. Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. Accordingly, Argentina has been designated a highly inflationary economy under U.S. GAAP effective July 1, 2018, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. For more information, see “Foreign currency (gain) loss related to Argentina subsidiaries” below.

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended March 31, 2021	$ Change	% Change	Three Months Ended March 31, 2020
Net sales	$631.5	$(23.4)	(3.6)%	$654.9
Cost of sales	385.1	11.5	3.1%	373.6
Gross profit	246.4	(34.9)	(12.4)%	281.3
Selling, general and administrative expenses	243.1	29.0	13.5%	214.1
Transition and transformation costs	15.4	10.4	208.0%	5.0
Management fee	19.4	17.5	921.1%	1.9
Amortization of intangible assets	24.3	(0.3)	(1.2)%	24.6
Restructuring costs	0.5	(0.9)	(64.3)%	1.4
Operating income (loss)	(56.3)	(90.6)	NM	34.3
Interest expense	43.7	12.1	38.3%	31.6
Foreign currency (gain) loss related to Argentina subsidiaries	(2.0)	(2.9)	NM	0.9
Other (income) expense, net	0.1	13.4	NM	(13.3)
Income (loss) before income tax provision (benefit)	(98.1)	(113.2)	NM	15.1
Income tax provision (benefit)	(2.4)	(13.6)	NM	11.2
Net income (loss)	$(95.7)	$(99.6)	NM	$3.9

Basic and diluted loss per share	$(0.39)			$0.02
Basic and diluted weighted average shares outstanding	247.3			243.2
NM - Not Meaningful, as the amounts are both income and expense in the comparable periods.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net sales by Segment. In “Net sales by segment” and in certain of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar,” and we exclude acquisitions in the first year after closing and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation is a Non-GAAP financial measure. As a global business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when we look at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may adjust for the impact of foreign currency translation when making incentive compensation determinations. As a result, we believe that these presentations are useful internally and useful to investors in evaluating our performance. The following table represents net sales by segment:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Institutional	$467.9	$493.4
Food & Beverage	163.6	161.5
Total	$631.5	$654.9

(in millions, except percentages)	Institutional		Food & Beverage		Total
2020 Net Sales	$493.4	75.3%	$161.5	24.7%	$654.9
Organic change (non-U.S. GAAP)	(42.9)	(8.7)%	(3.1)	(1.9)%	(46.0)	(7.0)%
Acquisition	2.2	0.4%	3.2	2.0%	5.4	0.8%
Constant dollar change (non-U.S. GAAP)	(40.7)	(8.2)%	0.1	0.1%	(40.6)	(6.2)%
Foreign currency translation	15.2	3.1%	2.0	1.2%	17.2	2.6%
Total change	(25.5)	(5.2)%	2.1	1.3%	(23.4)	(3.6)%
2021 Net Sales	$467.9	74.1%	$163.6	25.9%	$631.5

Institutional. Net sales decreased $25.5 million, or 5.2%, in 2021 compared with 2020. Foreign currency had a positive effect of $15.2 million. On a constant dollar basis, 2021 net sales decreased $40.7 million, or 8.2%, as compared with 2020, with the Wypetech, LLC ("Wypetech") acquisition contributing $2.2 million of growth. The organic sales decrease of 8.7% was driven primarily by the impact of COVID-19 related shutdowns in all regions except North America, particularly in restaurants, hotels, and entertainment facilities. North America revenue grew 40.7% in 2021, reflecting new customer wins and demand for Infection Prevention products.

Food & Beverage. Net sales increased $2.1 million, or 1.3%, in 2021 as compared with 2020. Foreign currency had a positive effect of $2.0 million. On a constant dollar basis, 2021 net sales were stable, with the SaneChem acquisition contributing $3.2 million of growth. Our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers were considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. On a regional basis, growth was led by Middle East and Africa, and Latin America, primarily driven by pricing actions to offset inflation. Sales volumes were also higher in these regions as well as in North America on a combination of demand for sanitizers and disinfectant products and new customers.

Cost of sales and gross profit. Cost of sales is primarily comprised of direct materials and supplies consumed in the production of product, as well as labor and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Also included are expenses associated with service organization, quality oversight, warranty costs and share-based compensation.

Our gross profit was $246.4 million for the three months ended March 31, 2021 and $281.3 million for the three months ended March 31, 2020. Our gross margin was 39.0% for the three months ended March 31, 2021 and 43.0% for the three months ended March 31, 2020. Of the $34.9 million decrease, $7.9 million was due to unfavorable foreign exchange and $4.7 million was due to an increase in share-based compensation related to the cash long-term incentive plan. The remaining decrease in gross profit reflects lower demand driven by shutdowns related to the COVID-19 pandemic and restrictions in our core food service and hospitality industries and under absorbed manufacturing costs in Europe. The gross margin decrease was driven by additional freight costs and higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which were partially offset by other cost reduction initiatives and pricing actions as well as a significant increase in volume of infection prevention products driven by increased demand from our customers as a result of the COVID-19 pandemic.

Selling, general and administrative expenses. Selling, general and administrative expenses comprise primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $243.1 million for the three months ended March 31, 2021 compared to $214.1 million for the three months ended March 31, 2020. Of the $29.0 million increase, $58.5 million was due to an increase in share-based compensation, and $6.0 million was due to an unfavorable change in foreign currency. These increases were offset by $35.5 million of decreases in the remaining selling, general and administrative expenses, primarily reflecting cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2020.

Transition and transformation costs. Transition and transformation costs were $15.4 million and $5.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. These costs consist primarily of professional and consulting services in areas such as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in becoming a standalone company and preparing to become a publicly traded company. Costs incurred in preparing to become a publicly traded company were $7.9 million for the three months ended March 31, 2021.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. For each of the three months ended March 31, 2021 and March 31, 2020, we paid Bain Capital $1.9 million in management fees. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during the three months ended March 31, 2021.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $24.3 million and $24.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Restructuring costs. We recorded restructuring costs of $0.5 million and $1.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. These charges represent severance costs related to our initiatives to align our labor resources to our anticipated business needs.

Non-operating results. Our non-operating results for the three months ended March 31, 2021 and March 31, 2020, respectively, were as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest expense	$43.7	$31.6
Foreign currency (gain) loss related to Argentina subsidiaries	(2.0)	0.9
Other (income) expense, net	0.1	(13.3)
	$41.8	$19.2
Interest Expense. During the three months ended March 31, 2021, we incurred interest expense of $18.3 million, $7.6 million and $2.9 million related to the Senior Secured Credit Facilities, the Senior Notes (as defined below) and other debt including interest rate swaps, respectively.

During the three months ended March 31, 2020, we incurred interest expense of $19.4 million, $7.0 million and $2.6 million related to the Senior Secured Credit Facilities, the Senior Notes (as defined below) and other debt including interest rate swaps, respectively.

Amortization of deferred financing costs and original issue discount totaling $14.9 million and $2.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively, are included in the interest expense line item disclosed above. Amortization expense increased in 2021 as the Company's US Dollar Incremental Term Loan was fully repaid and the Euro Term Loan was paid down significantly in March 2021 using proceeds from the IPO, resulting in $11.9 million of accelerated interest amortization.

Foreign currency (gain) loss related to Argentina subsidiaries. On July 1, 2018, the economy of Argentina was designated as a highly inflationary economy under U.S. GAAP. Therefore, the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Argentinian subsidiaries. As a result, we recorded $2.0 million of foreign currency gain and $0.9 million of foreign currency loss due to remeasurement for the three months ended March 31, 2021 and March 31, 2020, respectively.

Other (income) expense, net. Our other (income) expense, net for the three months ended March 31, 2021 and March 31, 2020 were as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Interest income	$(0.9)	$(2.2)
Unrealized foreign exchange (gain) loss	5.9	(8.3)
Realized foreign exchange (gain) loss	(0.3)	0.4
Non-cash pension and other post-employment benefit plan	(3.8)	(3.1)
Factoring and securitization fees	1.0	0.7
Other, net	(1.8)	(0.8)
Total other (income) expense, net	$0.1	$(13.3)

We recorded $0.9 million and $2.2 million of interest income for the three months ended March 31, 2021 and March 31, 2020 respectively. The change in the interest income was primarily due to the fluctuation in interest rates on our cash balances.

We recorded $5.9 million of unrealized foreign exchange loss and $8.3 million of unrealized foreign exchange gain for the three months ended March 31, 2021 and March 31, 2020, respectively. The foreign exchange loss was primarily due to the weakening of the Euro versus the U.S. dollar, which had an unfavorable impact on our U.S. dollar denominated debt held at our Euro functional entity. The foreign exchange gain was primarily due to the strengthening of the Euro versus the U.S. dollar which had a favorable impact upon our U.S. dollar denominated debt held at our Euro functional entity.

We recorded $0.3 million of realized foreign exchange gain and $0.4 million of realized foreign exchange loss for the three months ended March 31, 2021 and March 31, 2020, respectively. The foreign exchange gain was primarily due to the strengthening of the Canadian dollar versus the U.S. dollar, which had a favorable impact on the U.S. dollar payables of our Canadian subsidiary. The foreign exchange loss was primarily due to the strengthening of the Euro versus other European currencies, which had an unfavorable impact on the receivables of certain European subsidiaries.

In accordance with the provisions contained in ASU 2017-07, we recorded net pension income of $3.8 million and $3.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively, reflecting the amount by which the expected return on plan assets exceeds the interest costs of the benefit obligation. We record net income when the expected return on plan assets exceeds the interest costs associated with these plans.

Income tax provision. For the three months ended March 31, 2021, the difference in the statutory income tax benefit of $(18.6) million and the recorded income tax benefit of $(2.4) million was primarily attributable to $7.2 million of income tax expense related to non-deductible share-based compensation, $3.3 million of income tax expense related to the termination of Bain Capital's management agreement, an increase in the valuation allowance of $2.9 million related to limitations on the deductibility of interest expense, and the impact of other non-deductible expenses related to the IPO.

For the three months ended March 31, 2020, the difference in the statutory income tax provision of $3.6 million and the recorded income tax provision of $11.2 million was primarily attributable to $3.2 million of income tax expense related to estimated withholding taxes and $2.7 million of income tax expense related to estimated book-tax differences that are permanent in nature.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Institutional	$71.1	$81.0
Food & Beverage	31.9	25.9
Total Segment Adjusted EBITDA	103.0	106.9
Corporate costs	(10.3)	(14.7)
Consolidated Adjusted EBITDA	$92.7	$92.2

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
2020 Adjusted EBITDA	$81.0	87.9%	$25.9	28.1%	$(14.7)	(15.9)%	$92.2
Adj EBITDA margin	16.4%		16.0%				14.1%
Organic change (non-U.S. GAAP)	(12.5)	(15.4)%	5.3	20.5%	4.2	28.6%	(3.0)	(3.3)%
Acquisition	0.6	0.7%	0.7	2.7%	—	—%	1.3	1.4%
Constant dollar change (non-U.S. GAAP)	(11.9)	(14.7)%	6.0	23.2%	4.2	28.6%	(1.7)	(1.8)%
Foreign currency translation	2.0	2.5%	—	—%	0.2	1.4%	2.2	2.4%
Total change (U.S. GAAP)	(9.9)	(12.2)%	6.0	23.2%	4.4	29.9%	0.5	0.5%
2021 Adjusted EBITDA	$71.1	76.7%	$31.9	34.4%	$(10.3)	(11.1)%	$92.7
Adj EBITDA margin	15.2%		19.5%				14.7%

Institutional. As reported, Adjusted EBITDA decreased $9.9 million, or 12.2%, in 2021 as compared to 2020. Foreign currency had a positive effect of $2.0 million. On a constant dollar basis, 2021 Adjusted EBITDA decreased $11.9 million, or 14.7%, as compared with 2020, with the acquisition of Wypetech contributing $0.6 million. Adjusted EBITDA margin decreased from 16.4% in 2020 to 15.2% in 2021. The decrease in organic Adjusted EBITDA is driven primarily by the decrease in sales due to the impact of COVID-19 related shutdowns in all regions except North America, particularly in restaurants, hotels, and entertainment facilities.

Food & Beverage. As reported and on a constant dollar basis, Adjusted EBITDA increased $6.0 million, or 23.2%, in 2021 as compared to 2020, with the acquisition of SaneChem contributing $0.7 million. Foreign currency had no impact on 2021. Adjusted EBITDA margin improved from 16.0% in 2020 to 19.5% in 2021, which was driven by pricing actions and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global COVID-19 pandemic.

Corporate Costs. Corporate costs fell from $14.7 million in 2020 to $10.3 million in 2021. The reduction in corporate costs of $4.4 million was primarily driven by cost reduction initiatives and controlled discretionary spend in response to the global COVID-19 pandemic.
NON-GAAP FINANCIAL MEASURES
We present financial information that conforms to U.S. GAAP. We also present financial information that does not conform to U.S. GAAP, as we believe it is useful to investors. In addition, Non-GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, providing guidance and comparing our financial performance with our peers.
Non-GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Non-GAAP measures do not purport to represent any similarly titled U.S. GAAP information and is not an indicator of our performance under U.S. GAAP. Investors are cautioned against placing undue reliance on these Non-GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these Non-GAAP financial measures, described below.
Our Non-GAAP financial measures may also be considered in calculations of our performance measures set by our Board of Directors for purposes of determining incentive compensation. The Non-GAAP financial metrics exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, transition and transformation costs, certain transaction and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or Special Item for purposes of determining our Non-GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether it relates to our ongoing business operations, and (iii) whether we expect it to occur as part of our normal ongoing business on a regular basis.
Our calculation of these Non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these Non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.
EBITDA and Adjusted EBITDA

We believe that the financial statements and other financial information presented have been prepared in a manner that complies, in all material respects, with U.S. GAAP, and are consistent with current practices with the exception of the presentation of certain Non-GAAP financial measures, including EBITDA and Adjusted EBITDA. EBITDA consists of net income (loss) before income tax provisions (benefit), interest expense, interest income, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted to (i) eliminate certain non-operating income or expense items, (ii) eliminate the impact of certain non-cash and other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) eliminate certain unusual and non-recurring items impacting results in a particular period.
EBITDA and Adjusted EBITDA are supplemental measures that are not required by, or presented in accordance with, U.S. GAAP. EBITDA and Adjusted EBITDA are not measures of our financial performance under U.S. GAAP and should not be considered as an alternative to revenues, net income (loss), income (loss) before income tax provision or any other performance measures derived in accordance with U.S. GAAP, nor should they be considered as alternatives to cash flows from operating activities as a measure of liquidity in accordance with U.S. GAAP. In addition, our method of calculating EBITDA and Adjusted EBITDA may vary from the methods used by other companies.
We consider EBITDA and Adjusted EBITDA to be key indicators of our financial performance. Additionally, we believe EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We also believe that investors, analysts and rating agencies consider EBITDA and Adjusted EBITDA useful means of measuring our ability to meet our debt service obligations and evaluating our financial performance, and management uses these measures for one or more of these purposes. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. EBITDA and Adjusted EBITDA have important limitations as analytical tools and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. The use of EBITDA and Adjusted EBITDA instead of net income has limitations as an analytical tool, including the following:

•EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
•EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•Other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Adjusted EBITDA includes adjustments that represent a cash expense or that represent a non-cash charge that may relate to a future cash expense, and some of these expenses are of a type that we expect to incur in the future, although we cannot predict the amount of any such future charge.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a replacement for net income or as a measure of discretionary cash available to us to service our indebtedness or invest in our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes.
Adjusted Net Income and Adjusted Earnings (Loss) Per Share

Adjusted Net Income and Adjusted Earnings (Loss) Per Share (“Adjusted EPS”) are also Non-GAAP financial measures. We define Adjusted Net Income as net income (loss) adjusted to (i) eliminate certain non-operating income or expense items, (ii) eliminate the impact of certain non-cash and other items that are included in net income that we do not consider indicative of our ongoing operating performance, (iii) eliminate certain unusual and non-recurring items impacting results in a particular period, and (iv) reflect the tax effect of items (i) through (iii) and other tax special items. We define Adjusted EPS as our Adjusted Net Income divided by the number of weighted average shares outstanding in the period.

We believe that, in addition to our results determined in accordance with GAAP, Adjusted Net Income and Adjusted EPS are useful in evaluating our business, results of operations and financial condition. We believe that Adjusted Net Income and Adjusted EPS may be helpful to investors because they provide consistency and comparability with past financial performance and facilitate period to period comparisons of our operations and financial results, as they eliminate the effects of certain variables from period to period for reasons that we do not believe reflect our underlying operating performance or are unusual or infrequent in nature. However, Adjusted Net Income and Adjusted EPS are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute or alternative for financial information presented in accordance with GAAP.

Adjusted Net Income and Adjusted EPS have limitations as an analytical tool; some of these limitations are:

• Adjusted Net Income and Adjusted EPS do not reflect changes in, or cash requirements for, our working capital needs;
• other companies, including companies in our industry, may calculate Adjusted Net Income and Adjusted EPS differently, which reduce their usefulness as comparative measures; and
• in the future we may incur expenses that are the same as or similar to some of the adjustments in our calculation of Adjusted Net Income and Adjusted EPS and our presentation of Adjusted Net Income and Adjusted EPS should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of Adjusted Net Income or Adjusted EPS.

Because of these limitations, you should consider Adjusted Net Income and Adjusted EPS alongside other financial performance measures, including net loss, basic and diluted loss per share, and our other GAAP results. Adjusted Net Income and Adjusted EPS are not presentations made in accordance with GAAP and the use of these terms may vary from other companies in our industry. The most directly comparable GAAP measure to Adjusted Net Income is net loss and the most directly comparable GAAP measure to Adjusted EPS is basic and diluted loss per share.

The following table reconciles net income (loss) before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Income (loss) before income tax provision (benefit)	$(98.1)	$15.1
Interest expense	43.7	31.6
Interest income	(0.9)	(2.2)
Amortization expense of intangible assets	24.3	24.6
Depreciation expense included in cost of sales	20.8	21.8
Depreciation expense included in selling, general and administrative expenses	2.0	2.0
EBITDA	(8.2)	92.9
Transition and transformation costs and non-recurring costs(1)	15.4	5.0
Restructuring costs(2)	0.5	1.4
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.0)	0.9
Bain Capital management fee(4)	19.4	1.9
Non-cash pension and other post-employment benefit plan(5)	(3.8)	(3.1)
Unrealized foreign currency exchange loss (gain)(6)	5.9	(8.3)
Factoring and securitization fees(7)	1.0	0.7
Share-based compensation(8)	63.5	0.3
Other items	1.0	0.5
Non-GAAP consolidated Adjusted EBITDA	$92.7	$92.2

The following table reconciles net income (loss) to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(11)	Net Income (Loss)	Basic and diluted EPS(11)
Reported (GAAP)	$(95.7)	$(0.39)	$3.9	$0.02
Amortization expense of intangible assets acquired	24.3	0.10	24.6	0.10
Transition and transformation costs and non-recurring costs(1)	15.4	0.06	5.0	0.02
Restructuring costs(2)	0.5	—	1.4	0.01
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.0)	(0.01)	0.9	—
Bain Capital management fee(4)	19.4	0.08	1.9	0.01
Non-cash pension and other post-employment benefit plan(5)	(3.8)	(0.02)	(3.1)	(0.01)
Unrealized foreign currency exchange loss (gain)(6)	5.9	0.02	(8.3)	(0.03)
Factoring and securitization fees(7)	1.0	—	0.7	—
Share-based compensation(8)	63.5	0.26	0.3	—
Accelerated expense of deferred financing and original issue discount costs	11.9	0.05	—	—
Other items	1.0	—	0.5	—
Tax effects related to non-GAAP adjustments(9)	(15.7)	(0.05)	(5.3)	(0.03)
Discrete tax adjustments(10)	1.5	0.01	—	—
Adjusted (Non-GAAP)	$27.2	$0.11	$22.5	$0.09

(1) In the period following the Diversey Acquisition, we incurred costs primarily consisting of professional and consulting services in such areas as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in establishing ourselves as a standalone company and to position ourselves for future growth. Costs incurred in 2021 include those necessary to become a publicly traded Company.

(2) Includes costs related to restructuring programs including expenses mainly related to reduction in headcount.

(3) Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentinian Peso to the United States dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(4) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the three months ended March 31, 2021.

(5) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(6) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(7) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC Bank (“PNC”) to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. Refer to Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(8) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(9) The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(10) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(11) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity in excess of cash from operating activities has been through our Revolving Credit Facility. As of March 31, 2021, we had cash and cash equivalents of $113.0 million and unused borrowing capacity of $440.5 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months.

Additionally, in March 2020, we completed a sale-leaseback transaction, which provided $22.9 million in net proceeds. In April 2020, we entered into a receivables securitization agreement which provides for funding of up to $75.0 million for sold receivables.
Historical Cash Flows. Note that the table and discussion that follows include restricted cash as part of net cash in accordance with the provisions of ASU 2016-18, Statement of Cash Flows - Restricted Cash. We include restricted cash from our factoring arrangements and compensating balance deposits as part of our cash and cash equivalents and restricted cash for purposes of preparing our Condensed Consolidated Statements of Cash Flows.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2021 and March 31, 2020, respectively:

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net cash used in operating activities	$(78.7)	$(56.2)
Net cash provided by (used in) investing activities	$6.0	$(3.9)
Net cash provided by (used in) financing activities	$(3.9)	$24.8

2021

Net cash used in operating activities was $78.7 million for the three months ended March 31, 2021. This was primarily attributable to:

•earnings before interest, taxes, depreciation and amortization and other non-cash items of $29.3 million;
•cash paid for taxes of $8.4 million;
•interest payments associated with our debt of $49.0 million; and
•changes in working capital, reflecting a decrease of cash of $50.6 million, which was primarily attributable to an increase in trade receivables of $28.0 million, an increase in inventory of $41.2 million (reflecting a build of inventories in anticipation of higher demand) and a decrease due to changes in other assets and liabilities of $27.9 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by an increase in accounts payable of $46.5 million (resulting from an increase in inventory).

Net cash provided by investing activities for the three months ended March 31, 2021 was $6.0 million. This was primarily due to cash received from beneficial interests on sold receivables of $24.4 million, and offset by cash used in dosing and dispensing equipment of $12.0 million and capital expenditures of $6.4 million.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2021, which reflects net proceeds received in our IPO of $654.3 million, which was used to pay down long-term borrowings of $656.0 million.

2020

Net cash used in operating activities was $56.2 million for the three months ended March 31, 2020. This was primarily attributable to:

•earnings before interest, taxes, depreciation and amortization and other non-cash items of $93.2 million;
•cash paid for taxes of $6.7 million;
•interest payments associated with our debt of $36.8 million; and
•changes in working capital, reflecting a use of cash of $114.8 million, which was primarily attributable to an increase in receivables of $73.6 million, an increase in inventory of $28.5 million, a decrease due to changes in other assets and liabilities of $16.8 million, partially offset by an increase in accounts payable of $13.0 million.

Net cash used in investing activities for the three months ended March 31, 2020 was $3.9 million. This was primarily due to cash received from beneficial interests on sold receivables of $18.0 million, offset by cash used in dosing and dispensing equipment of $14.6 million and capital expenditures of $7.3 million.

Net cash provided by financing activities was $24.8 million for the three months ended March 31, 2020, which was primarily due to net proceeds received from the revolving credit facility and long-term borrowings.

Debt Capitalization. As of March 31, 2021 and December 31, 2020, we had $113.0 million and $192.9 million of cash and cash equivalents, respectively. The following table details our debt outstanding as of March 31, 2021 and December 31, 2020, respectively:

(in millions)	March 31, 2021	December 31, 2020
Senior Secured Credit Facilities
US Dollar Term Loan	$870.8	$873.0
US Dollar Incremental Loan	—	149.6
Euro Term Loan	607.9	1,146.9
Revolving Credit Facility	—	—
Senior Notes	530.7	548.5
Short-term borrowings	0.4	0.4
Finance lease obligations	4.5	5.2
Financing obligations	22.5	22.5
Unamortized deferred financing costs	(28.6)	(39.6)
Unamortized original issue discount	(2.0)	(6.2)
Total debt	2,006.2	2,700.3
Less: Current portion of long-term debt	(14.5)	(13.2)
Short-term borrowings	(0.4)	(0.4)
Long-term debt	$1,991.3	$2,686.7

Our Senior Secured Credit Facilities consist of (i) a $900.0 million senior secured US dollar denominated term loan, (ii) a €970.0 million senior secured Euro denominated term loan, and (iii) a $450.0 million revolving credit facility. The term loans mature on September 6, 2024. The revolving credit facility matures on March 28, 2026, subject to certain exceptions. At March 31, 2021 the interest rate for the US dollar term loan term loan was 3.11%, the interest rate for the Euro Term Loan was 3.25%, and the interest rate associated with the revolving credit facility was 2.50% plus LIBOR. In March 2021, we used the net proceeds received in our IPO of $654.3 million to pay off the US dollar incremental term loan and pay down the Euro denominated term loan, in an aggregate amount of $656.0 million. At March 31, 2021, we were in compliance with all covenants under the agreements governing the Senior Secured Credit Facilities.

On August 8, 2017, we issued €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the "Senior Notes"). The Senior Notes have a maturity date of August 15, 2025 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. At March 31, 2021, we were in compliance with all covenants under the indenture governing the Senior Notes.

Preferred Equity Certificates. Constellation (BC) 2 S.à r.l., was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg for tax planning purposes. PECs are a part of the capital structure and while classified as a debt instrument because they do not have equity rights, they are a capital contribution from the investor and are subordinate to the Senior Secured Credit Facilities and other creditors. On March 25, 2021, the $620.9 million of PECs outstanding were exchanged for ordinary shares of the Company in connection with our IPO.

Factoring of Trade Receivables. On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey companies located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed receivable purchase agreements Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charges a financing fee based on Factofrance advances made on remaining uncollected receivables. Factofrance also charges a quarterly commitment fee of 0.10% of the maximum total funding amount, which is $176.9 million at March 31, 2021. We are required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance.

Critical Accounting Policies

The preparation of the Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from these estimates. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Refer to the section entitled “Critical Accounting Policies” within the “Management’s Discussion and Analysis of Results of Operations” in the Company’s prospectus filed with the SEC on March 24, 2021 in connection with our IPO for discussion of our critical accounting policies. There have been no material changes in our critical accounting policies from those discussed in the prospectus.

Recent Accounting Pronouncements

Refer to the sub-section, “Recent Accounting Pronouncements,” within Note 2 —  Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussions.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

• the continuation of the COVID-19 pandemic may cause disruptions to our operations, customer demand, and our suppliers’ ability to support us;
• uncertain global economic conditions which have had and could continue to have an adverse effect on our consolidated financial condition and results of operations;
• the global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations;
• fluctuations between non-U.S. currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations;
• political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, results of operations and cash flows;
• raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins;
• if we do not develop new and innovative products or if customers in our markets do not accept them, our results would be negatively affected;
• cyber risks and the failure to maintain the integrity of our operational or security systems or infrastructure;
• the introduction of the Organization for Economic Cooperation and Development’s Base Erosion and Profit Shifting may adversely affect our effective rate of tax in future periods;
• the consolidation of customers may adversely affect our business, consolidated financial condition or results of operations;
• we experience competition in the markets for our products and services and in the geographic areas in which we operate;
• instability and uncertainty in the credit and financial markets could adversely impact the availability of credit that we and our customers need to operate our business;
• new and stricter regulations may affect our business and consolidated condition and results of operations; and
• the other risks described under “Risk Factors” in the Company’s prospectus dated March 24, 2021 filed with the SEC in connection with the IPO.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this document in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this prospectus are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our business and financial results are affected by fluctuations in world financial markets, including interest rates and currency exchange rates.

Interest rate risk. We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk associated with our Senior Secured Credit Facilities. In August 2019, the Company entered into a series of interest rate swaps with a notional amount of $720 million. The primary purpose of our cash flow hedging activities is to manage the potential adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of the Company’s floating-rate debt. We will continue to evaluate various hedging strategies that we may put in place in the future with respect to interest rate risk. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows.

We have €450.0 million of fixed rate debt as a result of the issuance of the Company's 5.625% senior notes due 2025. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows.

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our interest expense by approximately $0.1 million.

Foreign exchange rates risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, the U.S. dollar. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our combined financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may do so in the future. A substantial portion of our revenue and costs are denominated in, or effectively fluctuate with, U.S. dollars, and we also have significant revenue and costs in Euros, Canadian dollars, British pounds, and other currencies.

Approximately 76.6% of our net sales for the three months ended March 31, 2021 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Commodities. We use various commodity raw materials such as caustic soda, surfactants, plastic resins, other chemicals and energy products such as electric power and natural gas in conjunction with our manufacturing processes. Generally, we acquire these components at market prices in the region in which they will be used and do not use financial instruments to hedge commodity prices. Moreover, we seek to maintain appropriate levels of commodity raw material inventories thus minimizing the expense and risks of carrying excess inventories. We do not typically purchase substantial quantities in advance of production requirements. As a result, we are exposed to market risks related to changes in commodity prices of these components.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Overview

In the ordinary course of business, we may become parties to litigation involving property, personal injury, contract, intellectual property and other claims, as well as stockholder derivative actions, class action lawsuits and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. Currently, there are no significant litigation matters that are material to our financial position or operations.

Item 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors included in the "Risk Factors" section of the Company's Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the Reorganization Transactions described in Note 1 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, we issued an aggregate of 243,163,947 ordinary shares to certain of our employees, directors and officers as well as other stockholders, including Bain Capital, and in exchange of PECs. In addition, we issued an aggregate of 7,763,231 restricted shares in exchange for equity awards issued under the pre-IPO Management Equity Incentive Plan. The issuances of these ordinary shares and restricted shares were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On March 29, 2021, the Company completed the IPO of 46,153,846 ordinary shares at a public offering price of $15.00 per share (the “IPO”), receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. The Company’s sale of ordinary shares in connection with its IPO was completed pursuant to a Registration Statement (File No. 333-253676), which was declared effective on March 24, 2021. On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters’ partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expenses.

The managing underwriters of the IPO were Citigroup Global Markets Inc. and Morgan & Stanley & Co. LLC. No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. All of the IPO proceeds have been used as described in the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit	Description
10.1
Investor Rights Agreement, dated as of March 29, 2021, by and among Diversey Holdings, Ltd. and the other persons named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2021).

10.2
Joinder Agreement and Amendment No. 2, dated as of March 29, 2021, by and among Diamond (BC) B.V., the lenders and letter of credit issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as the administrative agent thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 2021

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer