Form 10-Q
period 2021-06-30
Diversey Holdings, Ltd.
filed 2021-08-13
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

As of July 31, 2021, there were 301,269,707 shares of the registrant's ordinary shares outstanding.

TABLE OF CONTENTS

PART I

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$70.7	$192.9
Trade receivables, net of allowance for doubtful accounts of $26.4 and $28.7	372.8	342.0
Other receivables	58.2	71.0
Inventories	331.2	282.4
Prepaid expenses and other current assets	88.2	62.0
Total current assets	921.1	950.3
Property and equipment, net	187.1	188.3
Goodwill	463.9	467.0
Intangible assets, net	2,238.2	2,311.4
Other non-current assets	343.8	369.1
Total assets	$4,154.1	$4,286.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$3.2	$0.4
Current portion of long-term debt	14.9	13.2
Accounts payable	426.7	404.6
Accrued restructuring costs	16.4	26.3
Other current liabilities	394.1	512.4
Total current liabilities	855.3	956.9
Long-term debt, less current portion	1,935.5	2,686.7
Preferred equity certificates	—	641.7
Deferred taxes	174.4	181.1
Other non-current liabilities	564.7	328.3
Total liabilities	3,529.9	4,794.7
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value per share, 0 and 243,163,947 shares authorized and outstanding in 2021 and 2020, respectively	—	2.2
Ordinary shares, $0.0001 par value per share; 1,000,000,000 and 0 shares authorized, 301,269,707 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 and 0 shares authorized, 0 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	1,419.8	247.2
Accumulated deficit	(642.3)	(545.3)
Accumulated other comprehensive loss	(153.3)	(212.7)
Total stockholders' equity	624.2	(508.6)
Total liabilities and stockholders' equity	$4,154.1	$4,286.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except per share amounts)	2021	2020	2021	2020
Net sales	$650.1	$625.8	$1,281.6	$1,280.7
Cost of sales	384.5	365.5	769.6	739.1
Gross profit	265.6	260.3	512.0	541.6
Selling, general and administrative expenses	206.2	179.8	449.3	393.9
Transition and transformation costs	10.2	3.8	25.6	8.8
Management fee	—	1.9	19.4	3.8
Amortization of intangible assets	24.1	24.6	48.4	49.2
Restructuring costs	2.1	1.9	2.6	3.3
Operating income (loss)	23.0	48.3	(33.3)	82.6
Interest expense	27.9	30.8	71.6	62.4
Foreign currency (gain) loss related to Argentina subsidiaries	2.2	(0.3)	0.2	0.6
Other (income) expense, net	4.0	(4.2)	4.1	(17.5)
Income (loss) before income tax provision (benefit)	(11.1)	22.0	(109.2)	37.1
Income tax provision (benefit)	(9.8)	5.6	(12.2)	16.8
Net income (loss)	$(1.3)	$16.4	$(97.0)	$20.3

Basic income (loss) per share	$—	$0.07	$(0.35)	$0.08
Diluted income (loss) per share	$—	$0.07	$(0.35)	$0.08
Basic weighted average shares outstanding	300.8	243.2	274.2	243.2
Diluted weighted average shares outstanding	300.8	243.2	274.2	243.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(1.3)	$16.4	$(97.0)	$20.3
Other comprehensive income (loss):
Pension plans and post-employment benefits	—	(0.4)	—	(0.4)
Cash flow hedging activities, net of taxes of $0.0 and $0.5 for the three months ended June 30, 2021 and 2020, respectively, and $(1.0) and $7.0 for the six months ended June 30, 2021 and 2020, respectively	1.1	(4.8)	5.1	(23.3)
Foreign currency translation adjustments	21.7	(1.4)	54.3	(70.2)
Other comprehensive income (loss)	22.8	(6.6)	59.4	(93.9)
Comprehensive income (loss)	$21.5	$9.8	$(37.6)	$(73.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended June 30, 2021
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2021	$—	$—	$1,332.7	$(641.0)	$(176.1)	$515.6
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	71.4	—	—	71.4
Share-based compensation	—	—	15.7	—	—	15.7
Cash flow hedging activities, net of tax	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	21.7	21.7
Net loss	—	—	—	(1.3)	—	(1.3)
Balance as of June 30, 2021	$—	$—	$1,419.8	$(642.3)	$(153.3)	$624.2

Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	725.7	—	—	725.7
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Conversion of share-based awards	—	—	68.1	—	—	68.1
Share-based compensation	—	—	53.2	—	—	53.2
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Cash flow hedging activities, net of tax	—	—	—	—	5.1	5.1
Foreign currency translation adjustments	—	—	—	—	54.3	54.3
Net loss	—	—	—	(97.0)	—	(97.0)
Balance as of June 30, 2021	$—	$—	$1,419.8	$(642.3)	$(153.3)	$624.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended June 30, 2020
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2020	$2.2	$—	$242.2	$(502.9)	$(151.8)	$(410.3)
Pension and post-employment benefits	—	—	—	—	(0.4)	(0.4)
Cash flow hedging activities, net of tax	—	—	—	—	(4.8)	(4.8)
Foreign currency translation adjustments	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	16.4	—	16.4
Balance as of June 30, 2020	$2.2	$—	$242.2	$(486.5)	$(158.4)	$(400.5)

Balance as of December 31, 2019	$2.2	$—	$242.2	$(501.1)	$(64.5)	$(321.2)
Pension and post-employment benefits	—	—	—	—	(0.4)	(0.4)
Cash flow hedging activities, net of tax	—	—	—	—	(23.3)	(23.3)
Foreign currency translation adjustments	—	—	—	—	(70.2)	(70.2)
Adoption of new accounting standard Topic ASC 326	—	—	—	(5.7)	—	(5.7)
Net income	—	—	—	20.3	—	20.3
Balance as of June 30, 2020	$2.2	$—	$242.2	$(486.5)	$(158.4)	$(400.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities:
Net income (loss)	$(97.0)	$20.3
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	94.0	96.2
Amortization of deferred financing costs and original issue discount	19.3	5.1
Gain on cash flow hedges	—	(1.5)
Deferred taxes	(6.2)	(0.7)
Unrealized foreign currency exchange (gain) loss	7.6	(8.8)
Share-based compensation	53.2	0.6
Impact of highly inflationary economy - Argentina	0.2	0.6
Provision for bad debts	3.3	13.0
Provision for slow moving inventory	3.1	3.1
Other non-cash, net	(8.3)	(0.5)
Changes in operating assets and liabilities:
Trade receivables, net	(66.8)	(6.2)
Inventories, net	(53.1)	(91.1)
Accounts payable	25.2	(14.6)
Income taxes, net	(23.0)	0.8
Other assets and liabilities, net	(51.2)	(10.9)
Cash provided by (used in) operating activities	(99.7)	5.4
Investing activities:
Acquisition of intellectual property	(3.0)	—
Dosing and dispensing equipment	(30.2)	(21.1)
Capital expenditures	(11.6)	(12.7)
Collection of deferred factored receivables	32.4	38.3
Cash provided by (used in) investing activities	(12.4)	4.5
Financing activities:
Contingent consideration payments	(0.1)	—
Proceeds from short-term borrowings	3.1	(0.3)
Proceeds from revolving credit facility	25.0	90.0
Payments on revolving credit facility	(25.0)	(210.0)
Proceeds from long-term borrowings	—	167.4
Payments on long-term borrowings	(733.9)	(11.5)
Payment of deferred financing costs	(2.5)	—
Issuance of ordinary shares sold in IPO, net of offering costs	725.7	—
Cash provided by (used in) financing activities	(7.7)	35.6
Exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	(4.2)
Increase (decrease) in cash, cash equivalents and restricted cash	(122.7)	41.3
Cash, cash equivalents and restricted cash at beginning of period(a)	201.7	142.3
Cash, cash equivalents and restricted cash at end of period(b)	$79.0	$183.6

Supplemental Cash Flow Information:
Interest payments	$57.5	$58.4
Income tax payments	$16.8	$11.4
Conversion of preferred equity certificates to equity	$620.9	$114.3
Beneficial interest obtained in exchange for factored receivables	$17.1	$34.5

Restricted cash (which includes compensating balance deposits) is recorded in prepaid expenses and other current assets and other non-current assets on the Condensed Consolidated Balance Sheets.

(a) Restricted cash was $8.9 million and $14.0 million as of December 31, 2020 and December 31, 2019, respectively.
(b) Restricted cash was $8.3 million and $10.8 million as of June 30, 2021 and June 30, 2020, respectively.

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

On March 29, 2021, the Company completed an initial public offering of 46,153,846 ordinary shares at a public offering price of $15.00 per ordinary share (the "IPO"), receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expenses. Our ordinary shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Prior to the formation of Diversey Holdings, Ltd., the organizational structure consisted of Constellation, which was incorporated on June 30, 2017, and is organized under the laws of Luxembourg as a Société à Responsabilité Limitée for an unlimited period under the direction of Bain Capital, LP (“Bain Capital”). Diamond (BC) B.V., an indirect wholly-owned subsidiary of Constellation, was formed on March 15, 2017 for the purpose of consummating the acquisition of the Diversey Care division and the food hygiene and cleaning business of Sealed Air Corporation (“Sealed Air”) (together, the “Diversey Business”), including certain assets and all the capital stock of certain entities engaged in the Diversey Business (the “Diversey Acquisition”), which acquisition closed on September 6, 2017.

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

(ii) all other equity holders of Poolco contributed their shares of Poolco to Constellation in exchange for new shares of Constellation; and

(iii) the equity holders of Constellation, including Bain Capital and the individuals referred to in the foregoing clause (ii), contributed a portion of their shares of Constellation to the Company, and the equity holders referred to in the foregoing clause (i) contributed a portion of their note receivable to the Company, in each case, in exchange for ordinary shares of the Company (in which the Company withheld a portion of the ordinary shares otherwise issuable solely to the extent necessary to satisfy (y) any outstanding loans owned by such employee equity holders and (z) any tax consequences resulting to the equity holders from the repurchase, and the aggregate fair market value of such withheld ordinary shares will be paid by the Company or a subsidiary thereof to satisfy such tax consequence), and the equity holders of Constellation, including Bain Capital and the individuals referred to in the foregoing clause (ii), contributed the remaining portion of their shares of Constellation to one of our subsidiaries, and the equity holders referred to in the foregoing clause (i) contributed the remaining portion of their note receivable to one of our subsidiaries, in each case, in exchange for payments to be made under the Tax Receivable Agreement entered into in connection with the IPO and certain other consideration.

The Reorganization Transactions resulted in the Company becoming the ultimate parent company of Constellation and its subsidiaries, and Bain Capital and all other equity holders of Constellation and Poolco becoming shareholders of the Company. In order to simplify our corporate structure, we expect to merge or liquidate certain

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of our wholly-owned subsidiaries, including Constellation, Poolco and Topco prior to December 31, 2021. The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 8,500 employees as of June 30, 2021.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Recently Issued Accounting Standards

Facilitation of the Effects of Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The Company can elect to apply the amendments in this update as of March 12, 2020 through December 31, 2022, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company continues to evaluate this new standard update and the impact of this guidance on the Condensed Consolidated Financial Statements.
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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - REVENUE RECOGNITION

The Company recognizes revenue from contracts with customers using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied upon transfers of control of a good or service to a customer. We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 23.8% and 24.7% of gross sales for the three months ended June 30, 2021 and June 30, 2020, respectively, and 24.2% and 26.2% of gross sales for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Europe	$293.0	$250.8	$525.9	$545.9
North America	172.6	200.8	391.8	356.0
Asia Pacific	79.1	79.5	158.2	164.9
Middle East and Africa	55.1	48.0	107.9	112.4
Latin America	46.0	39.0	88.1	87.5
Revenue from contracts with customers	645.8	618.1	1,271.9	1,266.7
Other revenue (Leasing: Sales-type and Operating)	4.3	7.7	9.7	14.0
Total revenue	$650.1	$625.8	$1,281.6	$1,280.7

Contract Balances

Timing differences occur when billing precedes or succeeds the satisfaction of the corresponding performance obligation. If the timing differences between billing and services recognized over time is significant, the Company records a liability (unearned revenue) and does not recognize revenue until the performance obligation is satisfied. There were no material timing differences that led to contract liabilities as of June 30, 2021 and December 31, 2020.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - ACQUISITIONS

SaneChem Acquisition

On December 30, 2020, the Company acquired 100% of the stock of SaneChem sp. z o o, ("SaneChem"), which is a Poland-based supplier of specialized hygiene solutions. This acquisition further expanded the Company’s footprint within Europe and the results of operations for this business are reported within the Food & Beverage business segment.

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

The acquired SaneChem business contributed $3.2 million and $6.4 million of revenue for the three and six months ended June 30, 2021, respectively. The net income contribution was not material for the three or six months ended June 30, 2021.

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

The following table summarizes the preliminary fair values of the net assets acquired as of the December 30, 2020 acquisition date:

(in millions)	SaneChem
Cash and cash equivalents	$2.3
Trade receivables	1.6
Inventories	1.7
Accounts payable	(1.0)
Other current liabilities	(0.6)
Other non-current liabilities	(0.1)
Net assets acquired before goodwill on acquisition	3.9
Goodwill on acquisition	17.9
Net assets acquired	$21.8

In connection with the SaneChem acquisition, the Company did not incur any merger and acquisition-related costs for the three or six months ended June 30, 2021 or the three or six months ended June 30, 2020.

The inclusion of the SaneChem acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

As of June 30, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including, but not limited to, inventory and other liabilities.

Wypetech Acquisition

On July 1, 2020, the Company acquired 100% of the stock of Wypetech, LLC ("Wypetech"), which is a contract manufacturer, based out of Milwaukee, Wisconsin, that specializes in the production of disinfecting wipes used in a variety of end markets including healthcare, industrial and general commercial and household applications. This

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquisition further expanded the Company’s footprint in the United States and the results of operations for this business are reported within the Institutional business segment.

The Company acquired Wypetech for a total consideration of $32.3 million. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value of the acquisition date.

The acquired Wypetech business contributed $2.5 million and $4.7 million of revenue for the three and six months ended June 30, 2021, respectively. The net income contribution was not material for the three or six months ended June 30, 2021.

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

The following table summarizes the final fair values of the net assets acquired as of the July 1, 2020 acquisition date:

(in millions)	Wypetech
Cash and cash equivalents	$0.6
Trade receivables	2.1
Inventories	1.5
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.6
Intangible assets	9.5
Accounts payable	(4.0)
Other current liabilities	(0.1)
Net assets acquired before goodwill on acquisition	10.3
Goodwill on acquisition	22.0
Net assets acquired	$32.3

Additionally, the Company purchased the land and building facilities associated with Wypetech on August 4, 2020 for $2.1 million. This is included in Property and equipment within the Condensed Consolidated Balance Sheets.

In connection with the Wypetech acquisition, the Company did not incur any merger and acquisition-related costs for the three or six months ended June 30, 2021 or the three or six months ended June 30, 2020.

The inclusion of the Wypetech acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$65.8	$60.8
Work in process	2.6	3.7
Finished goods	262.8	217.9
	$331.2	$282.4

Factoring of trade receivables

On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”). Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charges a financing fee, as defined in the Master Agreement, based on Factofrance advances made on remaining uncollected receivables. Factofrance also charges a quarterly commitment fee of 0.10% of the maximum total funding amount which is €150.0 million ($179.0 million) at June 30, 2021.

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Condensed Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash in the sold receivables for which we do not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which are cash receipts on the underlying trade receivables that have already been sold under these agreements) are classified as investing activities and presented as collection of deferred factored receivables on our Condensed Consolidated Statements of Cash Flows.

We are required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance. The amount of cash collateral required was €4.0 million ($4.8 million) as of June 30, 2021. We are also required to service the receivables sold without fee.

The Company sold $313.3 million and $362.7 million of receivables to Factofrance and received cash from Factofrance of $315.6 million and $352.3 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The difference of $(2.3) million and $10.4 million is the activity for the six months ended June 30, 2021 and June 30, 2020, respectively, net of fees and reserves. We collected from our customers and remitted to Factofrance $320.2 million and $364.4 million during the six months ended June 30, 2021 and June 30, 2020, respectively.

The funded status, which is defined as the balance of outstanding receivables purchased, less holdbacks and reserves, was $52.4 million and $40.8 million as of June 30, 2021 and December 31, 2020, respectively.

Securitization of trade receivables

In April 2020, we entered into an arrangement with PNC Bank ("PNC") to sell certain North American customer receivables without recourse on a revolving basis. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $38.5 million as of June 30, 2021 that are pledged as collateral under this agreement. This arrangement provided for maximum funding of up to $75.0 million for receivables sold. Fees associated with the arrangement were $0.8 million for the six months ended June 30, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We transferred and derecognized $277.3 million of receivables and collected $289.9 million in connection with our arrangement with PNC during the six months ended June 30, 2021.

Credit losses

The Company’s allowance for credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses. The Company continues to monitor the impact that COVID-19 may have on outstanding receivables.

The following represents the activity in our allowance for credit losses for trade and lease receivables:

	Six Months Ended June 30,
(in millions)	2021	2020
Balance, beginning of period	$35.2	$21.5
Adoption of ASC 326	—	7.1
Provision for bad debts	3.3	13.0
Write-offs	(2.0)	(2.6)
Balance, end of period	$36.5	$39.0

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	June 30, 2021	December 31, 2020
Prepaid expenses	$38.6	$35.2
Income tax receivables	44.8	22.2
Restricted cash and compensating balance deposits	3.2	3.2
Other current assets	1.6	1.4
	$88.2	$62.0

Other non-current assets

The components of other non-current assets were as follows:

(in millions)	June 30, 2021	December 31, 2020
Dosing and dispensing equipment	$147.5	$153.0
Tax indemnification asset	23.5	24.8
Lease receivables	25.8	30.2
Deferred financing fees - revolver	2.9	0.9
Restricted cash	5.1	5.7
Finance lease right-of-use assets, net	4.0	4.9
Operating lease right-of-use assets, net	49.3	62.8
Deferred taxes	59.4	60.6
Other non-current assets	26.3	26.2
	$343.8	$369.1

Depreciation expense for our dosing and dispensing equipment was $17.4 million and $18.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Depreciation expense for our dosing and dispensing equipment was $34.8 million and $36.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Current and Non-current Liabilities

The components of other current liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Accrued salaries, wages and related costs	$95.1	$131.9
Accrued customer volume rebates	128.4	146.0
Contingent consideration	3.2	3.3
Value added, general and sales tax payable	28.1	36.0
Accrued interest payable	18.9	24.6
Income taxes payable	7.9	6.0
Interest rate swaps	8.8	8.8
Operating lease liabilities	19.1	22.9
Accrued share-based compensation	6.3	69.6
Other accrued liabilities	78.3	63.3
	$394.1	$512.4
The components of other non-current liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Defined benefit pension plan liability	$186.4	$203.1
Other post-employment benefit plan liability	2.2	2.2
Uncertain tax positions	43.0	43.7
Contingent consideration	5.2	4.9
Asset retirement obligations	6.6	6.6
Interest rate swaps	5.5	12.0
Operating lease liabilities	30.3	38.8
Tax receivable agreement	262.0	—
Other non-current liabilities	23.5	17.0
	$564.7	$328.3

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest income	$(1.2)	$(1.2)	$(2.1)	$(3.4)
Unrealized foreign exchange (gain) loss	1.7	(0.5)	7.6	(8.8)
Realized foreign exchange (gain) loss	0.9	(1.2)	0.6	(0.8)
Non-cash pension and other post-employment benefit plan	(3.9)	(3.1)	(7.7)	(6.2)
Release of tax indemnification asset	1.3	1.3	1.3	1.3
Factoring and securitization fees	1.2	1.2	2.2	1.9
Tax receivable agreement adjustments	4.1	—	4.1	—
Other, net	(0.1)	(0.7)	(1.9)	(1.5)
	$4.0	$(4.2)	$4.1	$(17.5)

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 - PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	June 30, 2021	December 31, 2020
Land and improvements	$43.5	$44.0
Buildings	52.6	51.9
Machinery and equipment	87.6	81.9
Other property and equipment	48.5	47.9
Construction-in-progress	31.1	28.5
Property and equipment, gross	263.3	254.2
Less: Accumulated depreciation	(76.2)	(65.9)
Property and equipment, net	$187.1	$188.3

Depreciation expense was $5.4 million and $5.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Depreciation expense was $10.8 million and $10.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2020	$337.9	$129.1	$467.0
Acquisition adjustments	—	(0.7)	(0.7)
Impairment	—	—	—
Currency translation adjustment	(1.7)	(0.7)	(2.4)
Balance at June 30, 2021	$336.2	$127.7	$463.9

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at June 30, 2021, respectively:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$928.9	$(164.2)	$—	$764.7
Trademarks	29.0	(6.6)	—	22.4
Capitalized software	78.8	(64.1)	—	14.7
Brand name	632.8	(120.7)	—	512.1
Non-compete agreements	8.7	(8.5)	—	0.2
Favorable leases	4.3	(2.7)	—	1.6
Intellectual property	40.4	(4.8)	—	35.6
Total intangible assets with definite lives	1,722.9	(371.6)	—	1,351.3
Trademarks and trade names with indefinite lives	886.9	—	—	886.9
Total identifiable intangible assets	$2,609.8	$(371.6)	$—	$2,238.2

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

Amortization expense for intangibles was $24.1 million and $24.6 million for three months ended June 30, 2021 and June 30, 2020, respectively. Amortization expense for intangibles was $48.4 million and $49.2 million for six months ended June 30, 2021 and June 30, 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Senior Secured Credit Facilities
U.S. Dollar Term Loan	$868.5	$873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	543.6	1,146.9
Revolving Credit Facility	—	—
Senior Notes	537.1	548.5
Short-term borrowings	3.2	0.4
Finance lease obligations	4.1	5.2
Financing obligations	23.9	22.5
Unamortized deferred financing costs	(25.2)	(39.6)
Unamortized original issue discount	(1.6)	(6.2)
Total debt	1,953.6	2,700.3
Less: Current portion of long-term debt	(14.9)	(13.2)
Short-term borrowings	(3.2)	(0.4)
Long-term debt	$1,935.5	$2,686.7

Senior Secured Credit Facilities

On September 6, 2017, the Company entered into the Senior Secured Credit Facilities comprised of a $900.0 million senior secured U.S. dollar denominated term loan (the “U.S. Dollar Term Loan”), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the U.S. Dollar Term Loan, the "Term Loan Facility") and a $250.0 million revolving credit facility, which was increased to $450.0 million on March 29, 2021 pursuant to an amendment (the “Revolving Credit Facility,” together with the "Term Loan Facility", the "Senior Secured Credit Facilities"). Both the U.S. Dollar Term Loan and the Euro Term Loan mature on September 6, 2024, while the Revolving Credit Facility matures on March 28, 2026, subject to certain exceptions. In March and April of 2021, the Company used proceeds from the IPO to partially repay the Euro Term Loan in the amount of $571.4 million.

The interest rate associated with the U.S. Dollar Term Loan is 3.00% plus a 3-month LIBOR rate. At June 30, 2021, the interest rate for the U.S. Dollar Term Loan is 3.19%. The interest rate associated with the Euro Term Loan is a EURIBOR rate plus 3.25%, and the EURIBOR rate has a floor of 0%. At June 30, 2021, the interest rate for this term loan is 3.25%.

Deferred financing costs of $51.2 million related to the issuance of the U.S. Dollar Term Loan and the Euro Term Loan are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the term loans. Unamortized deferred financing costs were $16.6 million and $28.4 million as of June 30, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above, an additional $8.3 million of deferred financing costs were charged to interest expense during the six months ended June 30, 2021.

Original issue discount of $5.1 million related to the Senior Secured Credit Facilities is recorded as a reduction of the principal amount of the borrowings and is amortized using the effective interest method as a component of interest expense over the life of the Senior Secured Credit Facilities. The unamortized original issue discount balance for the Senior Secured Credit Facilities is $1.6 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above,

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an additional $0.9 million of original issue discount was charged to interest expense during the six months ended June 30, 2021.

Costs of $8.9 million related to entering into and subsequently increasing the Revolving Credit Facility are recorded as “Deferred financing costs” within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. Unamortized deferred financing costs related to the Revolving Credit Facility were $4.2 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility and $9.8 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $440.2 million.

As of December 31, 2020, the Company had had no borrowings outstanding under the Revolving Credit Facility and $9.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $240.1 million.

The Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of June 30, 2021, we were in full compliance with the provisions contained within the covenants.

U.S. Dollar Incremental Loan

On June 23, 2020, the Company entered into an agreement in which the Company borrowed an additional $150.0 million in connection with the Senior Secured Credit Facilities ("U.S. Dollar Incremental Loan"). The U.S. Dollar Incremental Loan was considered a new loan commitment under the Senior Secured Credit Facilities. The net proceeds after the deferred financing costs and original issue discount (as defined below), were $144.5 million. On March 29, 2021, the Company used proceeds from the IPO to repay the U.S. Dollar Incremental Loan in full, and this facility is closed and no longer available for borrowings.

Deferred financing costs of $1.7 million related to the issuance of the U.S. Dollar Incremental Loan were recorded as a reduction of the principal amount of the borrowings and were amortized using the effective interest method as a component of interest expense over the life of the term loan. Unamortized deferred financing fees were $1.5 million as of December 31, 2020, which were charged to interest expense during the six months ended June 30, 2021 as the U.S. Dollar Incremental Loan was repaid.

Original issue discount of $3.8 million related to the U.S. Dollar Incremental Loan was recorded as a reduction of the principal amount of the borrowings and was amortized using the effective interest method as a component of interest expense over the life of the loan. The original issue discount balance for the U.S. Dollar Incremental Loan was $3.3 million as of December 31, 2020, which was charged to interest expense during the six months ended June 30, 2021 as the U.S. Dollar Incremental Loan was repaid.

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

Deferred financing costs related to the issuance of the Senior Notes of $14.5 million are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interest expense over the life of the Senior Notes. Unamortized deferred financing costs were $8.6 million and $9.7 million as of June 30, 2021 and December 31, 2020, respectively.

The Company has the option to redeem all or part of the Senior Notes at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if redeemed during the periods indicated below:

Year	Percentage
August 15, 2020 to August 14, 2021	102.8%
August 15, 2021 to August 14, 2022	101.4%
On or after August 15, 2022	100.0%

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

The indenture governing the Senior Notes contains covenants that restrict the ability of the Issuer and its subsidiaries to, among other things, incur additional debt, make certain payments including payment of dividends or repurchase equity interest of the Issuer, make loans or acquisitions or capital contributions and certain investments, incur certain liens, sell assets, merge or consolidate or liquidate other entities, and enter into transactions with affiliates.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9 - PREFERRED EQUITY CERTIFICATES

Constellation was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg for tax planning purposes. PECs were a part of the capital structure, although classified as a debt instrument, because they had an unconditional obligation to be redeemed in cash.
The PECs are summarized in the following table:

(in millions)	Maturity date	Interest Rate	Carrying Value December 31, 2020	Redemption	Foreign Currency Translation	Carrying Value June 30, 2021	Interest Expense
Series 1 PECs	9/1/2047	See below	$641.7	$(620.9)	$(20.8)	$—	$—

The Series 1 PECs were legal obligations to security holders, having a par value (and face amount) of EUR 1.00 each. The Series 1 PECs were yield-free and had a term of 30 years from the date of issuance, but could be redeemed earlier at the election of the Company. Mandatory retirement or optional redemption of the Series 1 PECs were at a price equal to par value.

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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income (loss) to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months. As of June 30, 2021 and December 31, 2020, there were no foreign currency forward contracts designated as cash flow hedges.

Interest Rate Swap Contracts Designated as Cash Flow Hedges
During August 2019, the Company entered into a series of interest rate swaps with a notional amount of $720 million. The primary purpose of our cash flow hedging activities is to manage the potential adverse fluctuations in interest rates by reducing our exposure to variability in cash flows on a portion of the Company’s floating-rate debt. We record gains and losses on the interest rate swap contracts that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other expense (income), net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts have original maturities of 60 months, and the notional amount is reduced to $315 million at month 48. The short and long term fair value of our interest rate swap contracts are liabilities of $14.3 million and $20.8 million as of June 30, 2021 and December 31, 2020, respectively, and are included as a part of our other current liabilities and other non-current liabilities in our Condensed Consolidated Balance Sheets.
Net unrealized after-tax loss related to these contracts that were included in other comprehensive income was $10.7 million and $19.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $6.6 million of net unrealized after-tax derivative loss included in accumulated other comprehensive income ("AOCI") will be reclassified into Other (income) expense, net, on the Condensed Consolidated Statement of Operations within the next twelve months.
Fair Value of Derivative Instruments

See Note 11 for a discussion of the inputs and valuation techniques used to determine the fair value of our outstanding derivative instruments. The following table details the fair value of our derivative instruments included in the Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Derivative liabilities
Interest rate swaps	$(14.3)	$(20.8)
Total derivative liabilities	$(14.3)	$(20.8)

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign currency forward contracts (1)	$—	$0.1	$—	$0.5
Interest rate swaps (1)	2.3	(1.5)	4.5	(0.9)
Total	$2.3	$(1.4)	$4.5	$(0.4)
(1)Amounts recognized on the foreign currency forward contracts and interest rate swaps were included in Other (income) expense during the three and six months ended June 30, 2021 and June 30, 2020.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	June 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$2.7	$2.7	$—	$—
Restricted cash and compensating balance deposits	$8.3	$8.3	$—	$—
Interest rate swaps, net liability	$(14.3)	$—	$(14.3)	$—
Contingent consideration	$(8.4)	$—	$—	$(8.4)

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$118.4	$118.4	$—	$—
Restricted cash and compensating balance deposits	$8.8	$8.8	$—	$—
Interest rate swaps, net liability	$(20.8)	$—	$(20.8)	$—
Contingent consideration	$(8.2)	$—	$—	$(8.2)
Cash Equivalents

Our cash equivalents consist of bank time deposits (Level 1) and money market funds (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

The money market funds are redeemable upon demand and seek to maintain their net asset value at $1 per unit. As of June 30, 2021 and December 31, 2020, the Company classified its money market funds as Cash and cash equivalents with a market value of $0.7 million and $113.0 million, respectively.

Restricted Cash and Compensating Balances

As disclosed in Note 5, we entered into a Master Agreement with Factofrance in connection with a non-recourse trade receivables factoring program with respect of several of our subsidiaries located in Europe under individually executed RPAs. Under the Master Agreement, we are required to maintain and segregate certain cash balances, the

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
usage of which is restricted under the terms of the Master Agreement, of which $4.8 million is held as collateral and classified within Other non-current assets on the Condensed Consolidated Balance Sheet. The remaining $3.2 million is cash received but considered restricted and classified within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

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

Contingent Consideration

We have recorded contingent consideration related to earn-out provisions from our previous acquisitions. The fair values of such contingent consideration were derived using a discounted cash flow model based on the projection of performance metrics, which are generally based upon achieving certain revenue targets as outlined in the various provisions within the purchase agreements and the probability of achieving the targets.

We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements for which a fair value measurement was required. We recorded $8.4 million and $8.2 million in contingent consideration liability at June 30, 2021 and December 31, 2020, respectively, for various acquisitions that occurred prior to 2017.

With respect to the above contingent consideration liabilities, which is a Level 3 consideration, there was a $0.1 million gain and a $0.2 million loss included in other (income) expense within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2021 and June 30, 2020, respectively. There was a $0.2 million loss included in other (income) expense within the Condensed Consolidated Statement of Operations for each of the six months ended June 30, 2021 and June 30, 2020.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our debt. We utilize a market approach to calculate the fair value of our Senior Notes. Due to the limited investor base and the face value of our Senior Notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields, to calculate the yield to maturity and the price on some of our Senior Notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Dollar Term Loan (1)	$856.5	$862.9	$859.1	$856.3
U.S. Dollar Incremental Term Loan (1)	—	—	144.8	149.0
Euro Term Loan (1)	537.4	546.2	1,129.5	1,161.0
Senior Notes (2)	528.5	546.1	538.7	552.7
Revolving Credit Facility	—	—	—	—
Preferred Equity Certificates	—	—	641.7	641.7
	$1,922.4	$1,955.2	$3,313.8	$3,360.7

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 12 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item on Condensed Consolidated Statements of Operations
(in millions)	2021	2020	2021	2020
Components of net periodic benefit income:
Service cost	$1.6	$1.4	$3.3	$2.9	Selling, general and administrative expenses
Interest cost	0.7	0.7	1.4	1.6	Other income
Expected return on plan assets	(4.7)	(3.8)	(9.2)	(7.8)	Other income
Total benefit income	$(2.4)	$(1.7)	$(4.5)	$(3.3)
Our net periodic benefit costs for our other post-employment benefit plans was not material for the three and six months ended June 30, 2021 and June 30, 2020.

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

Effective Income Tax Rate and Income Tax Provision

For the three months ended June 30, 2021, the difference in the statutory income tax benefit of $(2.1) million and the recorded income tax benefit of $(9.8) million was primarily attributable to a net $(4.8) million of income tax benefit related to the remeasurement of deferred tax assets and liabilities, including the release of a valuation allowance in the Netherlands, due to tax law changes in the United Kingdom and the Netherlands.

For the three months ended June 30, 2020, the difference in the statutory income tax provision of $4.2 million and the recorded income tax provision of $5.6 million was primarily attributable to $1.9 million of income tax expense related to estimated book-tax differences that are permanent in nature.

For the six months ended June 30, 2021, the difference in the statutory income tax benefit of $(20.7) million and the recorded income tax benefit of $(12.2) million was primarily attributable to $7.2 million of income tax expense related to non-deductible share-based compensation, $3.3 million of income tax expense related to the termination of our management agreement with Bain Capital, an increase in the valuation allowance of $2.9 million related to limitations on the deductibility of interest expense, and a net $(4.8) million of income tax benefit related to a revaluation of our deferred taxes in the Netherlands and United Kingdom due to tax law changes.

For the six months ended June 30, 2020, the difference in the statutory income tax provision of $7.0 million and the recorded income tax provision of $16.8 million was primarily attributable to $3.4 million of income tax expense

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related to estimated withholding taxes, $3.3 million of income tax expense related to estimated book-tax differences that are permanent in nature, and $2.6 million of income tax expense due to an unfavorable change in our mix of earnings by jurisdiction.

Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. As of June 30, 2021, the Company's liability under the TRA on an undiscounted basis was $262.0 million, which is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company and its subsidiaries generate each year, the tax rate then applicable and the use of net operating losses. The payment obligations under the TRA are the Company’s obligations and are not obligations of Constellation. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 3.00%.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous Sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"). Pursuant to the management agreement, we paid an annual management fee of $7.5 million plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the three months ended June 30, 2020, we recorded $1.9 million of Management Fee expense. During the six months ended June 30, 2021 and June 30, 2020, we recorded $19.4 million and $3.8 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the three months ended June 30, 2021 and June 30, 2020, we paid Bain Capital $0.3 million and $0.4 million, respectively, for consulting fees. For the six months ended June 30, 2021 and June 30, 2020, we paid Bain Capital $2.7 million and $0.4 million, respectively, for consulting fees.

There were no fees due to Bain Capital at June 30, 2021 or December 31, 2020.

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

NOTE 16 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense is recognized on a straight-line basis over the requisite service periods, and our policy is to recognize forfeitures as they occur. Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of sales	$1.3	$—	$6.0	$—
Selling, general and administrative expenses	18.5	0.3	77.3	0.6
Total	$19.8	$0.3	$83.3	$0.6

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

Upon closing of the IPO and following the Reorganization Transactions, the MEIP Shares were converted into (i) vested ordinary shares which correspond to the value of MEIP Shares that were vested as of the consummation of the IPO and (ii) restricted ordinary shares which correspond to the value of MEIP Shares that were nonvested as of the consummation of the IPO. The restricted ordinary shares will vest on the same terms and conditions as applied to the MEIP Shares to which they relate, and are not subject to performance conditions.

Compensation expense of $11.2 million and $0.3 million was recorded for the three months ended June 30, 2021 and June 30, 2020, respectively. Compensation expense of $48.7 million and $0.6 million was recorded for the six months ended June 30, 2021 and June 30, 2020, respectively.

The conversion of MEIP shares and exchange for vested ordinary shares resulted in $68.1 million being reclassified from Non-current liabilities to Additional paid-in capital during the six months ended June 30, 2021. Future vesting of restricted ordinary shares will also be credited to Additional paid-in capital.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in outstanding nonvested MEIP Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	6,984,060	$14.51
Granted	—	—
Vested	(292,825)	(14.51)
Converted to Restricted Ordinary Shares	(6,691,235)	(14.51)
Nonvested at June 30, 2021	—	$—

A summary of changes in outstanding nonvested Restricted Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Converted from MEIP Shares	7,763,231	15.00
Granted	—	—
Vested	(24,581)	(15.00)
Forfeited	(79,302)	(15.00)
Nonvested at June 30, 2021	7,659,348	$15.00

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

Restricted Share Units

Restricted Share Units ("RSUs") are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. RSUs are generally subject to service-based vesting or cliff-vesting. Compensation expense of $4.5 million was recorded for both the three and six months ended June 30, 2021.

A summary of changes in outstanding nonvested RSUs is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	1,607,988	15.00
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2021	1,607,988	$15.00

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards Classified as Liabilities

Long-Term Incentive Plan

During 2018 certain employees were granted awards under a cash long-term incentive plan ("LTIP"). No vesting or payout occurred for the LTIP awards until the occurrence of an Exit Event, as defined in the cash LTIP agreement. The closing of the IPO was an Exit Event. Upon an Exit Event requiring achievement of a specified performance target, the LTIP payout amount would have been the sum of a Time-Based Payout and Performance-Based Payout, both as defined in the cash LTIP agreement. The value of the LTIP is classified as a liability. Compensation expense of $2.5 million and $28.5 million was recorded for the three and six months ended June 30, 2021, respectively. Prior to the IPO, we determined it was not probable that the performance conditions would be met, therefore, no resulting compensation expense was recorded for the three or six months ended June 30, 2020, or for any period prior to the IPO.

Cash-Settled Restricted Share Units

Upon closing of the IPO, certain employees were granted cash-settled restricted stock unit awards based on the share price on the date of the IPO. These awards cliff-vest after three years from the date of grant and will be settled in cash based on the Company's share price on the vesting date. The value of the cash-settled restricted stock units is classified as a liability. Compensation expense of $1.6 million was recorded for both the three and six months ended June 30, 2021.

NOTE 17 - RESTRUCTURING ACTIVITIES

In the first quarter of 2018, the Company began a series of strategic initiatives aimed at maintaining a competitive cost structure and workforce optimization. These activities primarily consisted of a reduction in headcount to realign our personnel resources with the Company's business needs.

The following table details our restructuring activities as reflected in the Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restructuring charges	$2.1	$1.9	$2.6	$3.3
Other associated restructuring charges	2.1	1.5	4.4	1.5
Total	$4.2	$3.4	$7.0	$4.8
Restructuring charges are presented separately on the Condensed Consolidated Statements of Operations. Other associated restructuring charges are recorded within Transition and transformation costs on the Condensed Consolidated Statements of Operations.

The following table provides the details for the restructuring accrual:

(in millions)	Six Months Ended June 30, 2021
Restructuring accrual at beginning of period	$26.3
Accrual and accrual adjustments	2.6
Cash payments during period	(12.3)
Foreign currency translation	(0.2)
Restructuring accrual at end of period	$16.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We anticipate paying the remaining $16.4 million of restructuring accrual within the next twelve months. This amount is included in Accrued restructuring costs on the Condensed Consolidated Balance Sheet at June 30, 2021.

Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional	$1.3	$1.2	$1.3	$2.4
Food & Beverage	0.1	0.5	0.9	0.6
Corporate	0.7	0.2	0.4	0.3
Total	$2.1	$1.9	$2.6	$3.3

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(154.1)	$(16.0)	$(212.7)
Other comprehensive income before reclassifications	—	54.3	9.6	63.9
Amounts reclassified from AOCI to net income	—	—	(4.5)	(4.5)
Net change	—	54.3	5.1	59.4
Balance June 30, 2021	$(42.6)	$(99.8)	$(10.9)	$(153.3)

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2019	$(13.6)	$(54.7)	$3.8	$(64.5)
Other comprehensive loss before reclassifications	(0.4)	(70.2)	(23.3)	(93.9)
Amounts reclassified from AOCI to net income	—	—	—	—
Net change	(0.4)	(70.2)	(23.3)	(93.9)
Balance June 30, 2020	$(14.0)	$(124.9)	$(19.5)	$(158.4)

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Net sales for each of the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional	$476.4	$474.8	$944.3	$968.2
Food & Beverage	173.7	151.0	337.3	312.5
Total	$650.1	$625.8	$1,281.6	$1,280.7

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional	$78.1	$83.0	$149.2	$164.0
Food & Beverage	35.1	31.6	67.0	57.5
Total	$113.2	$114.6	$216.2	$221.5

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated income (loss) before income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA for reportable segments	$113.2	$114.6	$216.2	$221.5
Corporate costs	(11.9)	(8.7)	(22.2)	(23.4)
Interest expense	(27.9)	(30.8)	(71.6)	(62.4)
Interest income	1.2	1.2	2.1	3.4
Amortization expense of intangible assets	(24.1)	(24.6)	(48.4)	(49.2)
Depreciation expense included in cost of sales	(20.8)	(21.2)	(41.6)	(43.0)
Depreciation expense included in selling, general and administrative expenses	(2.0)	(1.9)	(4.0)	(3.9)
Transition and transformation costs and non-recurring costs(1)	(10.2)	(3.8)	(25.6)	(8.8)
Restructuring costs(2)	(2.1)	(1.9)	(2.6)	(3.3)
Foreign currency gain (loss) related to Argentina subsidiaries(3)	(2.2)	0.3	(0.2)	(0.6)
Adjustment to tax indemnification asset(4)	(1.3)	(1.3)	(1.3)	(1.3)
Bain Capital management fee(5)	—	(1.9)	(19.4)	(3.8)
Non-cash pension and other post-employment benefit plan(6)	3.9	3.1	7.7	6.2
Unrealized foreign currency exchange gain (loss)(7)	(1.7)	0.5	(7.6)	8.8
Factoring and securitization fees(8)	(1.2)	(1.2)	(2.2)	(1.9)
Share-based compensation(9)	(19.8)	(0.3)	(83.3)	(0.6)
Tax receivable agreement adjustments(10)	(4.1)	—	(4.1)	—
Other items	(0.1)	(0.1)	(1.1)	(0.6)
Income (loss) before income tax provision (benefit)	$(11.1)	$22.0	$(109.2)	$37.1

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

(3) Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentine Peso to the United States dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(4) In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision.

(5) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the six months ended June 30, 2021.

(6) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(8) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. Refer to Note 5 — Financial Statement Details.

(9) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation.

(10) Represents the adjustment to our Tax Receivable Agreement liability primarily due to changes in tax laws that impact the realizability of the attributes of the Tax Receivable Agreement. See Note 13 — Income Taxes.

Geographic Regions

Net sales(1) by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Asia Pacific	$81.0	$75.3	$162.6	$164.9
Europe	294.0	264.6	528.0	559.9
Latin America	46.0	38.9	88.1	87.5
Middle East & Africa	55.0	48.0	107.9	112.4
North America(2)	174.1	199.0	395.0	356.0
Total	$650.1	$625.8	$1,281.6	$1,280.7
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the three and six months ended June 30, 2021 or 2020.
(2) Net sales to external customers within the U.S. were $122.2 million and $162.5 million for the three months ended June 30, 2021 and 2020, respectively, and $269.9 million and $288.3 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 20 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shareholders	$(1.3)	$(1.3)	$16.4	$16.4	$(97.0)	$(97.0)	$20.3	$20.3

Weighted average shares outstanding(1)	300.8	300.8	243.2	243.2	274.2	274.2	243.2	243.2
Dilutive securities(2)	—	—	—	—	—	—	—	—
Denominator for earnings per share - weighted average shares	300.8	300.8	243.2	243.2	274.2	274.2	243.2	243.2

Earnings (loss) per share	$—	$—	$0.07	$0.07	$(0.35)	$(0.35)	$0.08	$0.08

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) For the three and six months ended June 30, 2021, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 21 - SUBSEQUENT EVENTS

On August 5, 2021 we entered into an agreement to acquire certain assets of Tasman Chemicals Pty. Limited, an Australian manufacturer of professional hygiene and cleaning solutions to the Institutional and Food & Beverage sectors with over 55 years of experience in the market. The acquisition is expected to close in the third quarter of 2021.

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

The MD&A should be read together with our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and the related Notes thereto, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Condensed Consolidated Financial Statements for the year ended December 31, 2020 and the related Notes thereto, which are included in the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with our IPO and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

Diversey Holdings, Ltd. (hereafter the "Company", “we,” “us,” and “our”) is a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We are an exempted company incorporated under the laws of the Cayman Islands with limited liability, on November 3, 2020, for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

On March 29, 2021, the Company completed an initial public offering of 46,153,846 ordinary shares at a public offering price of $15.00 per ordinary share, receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, the Company issued and sold an additional 5,000,000 ordinary shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds. Our ordinary shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Bain Capital beneficially owned approximately 78.5% of our outstanding ordinary shares as of June 30, 2021. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

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

Markets We Serve. The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. Strong demand for our infection prevention products and services in the first quarter of 2021 offset volume related declines in sales to restaurants, hotels and entertainment facilities related to the COVID-19 pandemic. In the second quarter of 2021, we saw restrictions and lock-downs start to ease in some markets, resulting in stronger than anticipated sales in those markets. Conversely, as expected, demand for infection prevention products and services has slowed in the second quarter to levels below the peak demand from last year but continuing above pre-COVID-19 levels.

In the long-term, we expect that our recent product enhancements, digital investments, and cost efficiencies will result in accelerated growth as the end markets most negatively impacted by the pandemic continue to normalize and return to pre-COVID-19 pandemic levels. Moreover, we expect increased demand for our infection prevention products and services to endure. We believe the COVID-19 pandemic has resulted in higher disinfection standards and thus a permanent increase in the demand for our products.

Conversely to the increased demand for infection prevention products generated by the pandemic, the disruption to global markets that has occurred has adversely impacted the demand for our goods and services particularly in the hotel, restaurant, office cleaning and travel industries. The outbreak and continued spread of COVID-19 has caused an economic slowdown. Currently, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown. Given the significant economic uncertainty and volatility created by the COVID-19 pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. The prolonged permanence of COVID-19 has resulted in a significant downturn in the food service, hospitality, office cleaning and travel industries and a significant drop in demand for some of our products and services, which could materially adversely affect our business.

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

Capital Investments. To support the expansion of our North American Institutional business we plan to expand production capacity in the U.S., and in the third quarter of 2021 we entered into a lease agreement for a future manufacturing facility site located in northern Kentucky. This facility will help us better serve our institutional customers, strengthen our business and market position, and better manage our inventory and supply chain.

On June 29, 2021, we entered into a global exclusive license agreement with Halomine, Inc. for their patented HaloFilmTM disinfectant technology. This will allow customers to achieve up to a 30 day efficacy by using this new product alongside a chlorine-based disinfectant. This ultimately helps our customers further protect their direct customers, while also saving on chemical and labor costs.

On August 5, 2021 we entered into an agreement to acquire certain assets of Tasman Chemicals Pty. Limited, an Australian manufacturer of professional hygiene and cleaning solutions to the Institutional and Food & Beverage sectors with over 55 years of experience in the market. Having our own manufacturing facility in Australia is expected to improve our ability to deliver the right customer service outcomes and margin profile.

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

While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there continue to be significant uncertainties regarding the future impact of COVID-19, which we cannot predict.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. In the first half of 2021, we have seen unanticipated inflation impact the cost of our raw materials, packaging and transportation and expect that trend to continue in the second half of the year. We are committed to maintaining our margins, and have taken actions to mitigate inflation through cost control, raw material substitutions and more efficient logistics practices, as well as pricing actions. We will continue these practices in the second half of 2021; however, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered.
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

Increasing Regulatory Compliance Costs. Although our industry has always been highly regulated, it is becoming more regulated with the introduction of, among other things, the Environmental Protection Agency Biocidal Product Regulation and the Globally Harmonized System of Classification and Labelling of Chemicals. Compliance costs associated with these new regulations have impacted our cost of doing business, and we expect these regulations and other existing and new regulations to continue to affect our cost of doing business in the future.

Impact of Currency Fluctuations. We have significant international operations with 78.9% of our net sales for the six months ended June 30, 2021, being generated from sales to customers located outside of the U.S. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

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

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended June 30, 2021	$ Change	% Change	Three Months Ended June 30, 2020
Net sales	$650.1	$24.3	3.9%	$625.8
Cost of sales	384.5	19.0	5.2%	365.5
Gross profit	265.6	5.3	2.0%	260.3
Selling, general and administrative expenses	206.2	26.4	14.7%	179.8
Transition and transformation costs	10.2	6.4	168.4%	3.8
Management fee	—	(1.9)	(100.0)%	1.9
Amortization of intangible assets	24.1	(0.5)	(2.0)%	24.6
Restructuring costs	2.1	0.2	10.5%	1.9
Operating income	23.0	(25.3)	(52.4)%	48.3
Interest expense	27.9	(2.9)	(9.4)%	30.8
Foreign currency (gain) loss related to Argentina subsidiaries	2.2	2.5	NM	(0.3)
Other (income) expense, net	4.0	8.2	NM	(4.2)
Income (loss) before income tax provision (benefit)	(11.1)	(33.1)	NM	22.0
Income tax provision (benefit)	(9.8)	(15.4)	NM	5.6
Net income (loss)	$(1.3)	$(17.7)	NM	$16.4

Basic and diluted income (loss) per share	$—			$0.07
Basic and diluted weighted average shares outstanding	300.8			243.2
NM - Not Meaningful, as the amounts are both income and expense in the comparable periods.

(in millions except per share amounts)	Six Months Ended June 30, 2021	$ Change	% Change	Six Months Ended June 30, 2020
Net sales	$1,281.6	$0.9	0.1%	$1,280.7
Cost of sales	769.6	30.5	4.1%	739.1
Gross profit	512.0	(29.6)	(5.5)%	541.6
Selling, general and administrative expenses	449.3	55.4	14.1%	393.9
Transition and transformation costs	25.6	16.8	190.9%	8.8
Management fee	19.4	15.6	410.5%	3.8
Amortization of intangible assets	48.4	(0.8)	(1.6)%	49.2
Restructuring costs	2.6	(0.7)	(21.2)%	3.3
Operating income (loss)	(33.3)	(115.9)	NM	82.6
Interest expense	71.6	9.2	14.7%	62.4
Foreign currency loss related to Argentina subsidiaries	0.2	(0.4)	(66.7)%	0.6
Other (income) expense, net	4.1	21.6	NM	(17.5)
Income (loss) before income tax provision (benefit)	(109.2)	(146.3)	NM	37.1
Income tax provision (benefit)	(12.2)	(29.0)	NM	16.8
Net income (loss)	$(97.0)	$(117.3)	NM	$20.3

Basic and diluted income (loss) per share	$(0.35)			$0.08
Basic and diluted weighted average shares outstanding	274.2			243.2
NM - Not Meaningful, as the amounts are both income and expense in the comparable periods.

Results of Operations

Net sales by Segment. In “Net sales by Segment” and in certain of the discussions and tables that follow, we exclude the impact of foreign currency translation when presenting net sales information, which we define as “constant dollar,” and we exclude acquisitions in the first year after closing and the impact of foreign currency translation when presenting net sales information, which we define as “organic.” Changes in net sales excluding the impact of foreign currency translation is a Non-GAAP financial measure. As a global business, it is important that we take into account the effects of foreign currency translation when we view our results and plan our strategies. Nonetheless, we cannot control changes in foreign currency exchange rates. Consequently, when we look at our financial results to measure the core performance of our business, we may exclude the impact of foreign currency translation by translating our current period results at prior period foreign currency exchange rates. We also may adjust for the impact of foreign currency translation when making incentive compensation determinations. As a result, we believe that these presentations are useful internally and useful to investors in evaluating our performance. The following tables represent net sales by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional	$476.4	$474.8	$944.3	$968.2
Food & Beverage	173.7	151.0	337.3	312.5
Total	$650.1	$625.8	$1,281.6	$1,280.7

(in millions, except percentages)	Institutional		Food & Beverage		Total
Q2 2020 Net Sales	$474.8	75.9%	$151.0	24.1%	$625.8
Organic change (non-U.S. GAAP)	(26.7)	(5.6)%	10.9	7.2%	(15.8)	(2.5)%
Acquisition	2.5	0.5%	3.2	2.1%	5.7	0.9%
Constant dollar change (non-U.S. GAAP)	(24.2)	(5.1)%	14.1	9.3%	(10.1)	(1.6)%
Foreign currency translation	25.8	5.4%	8.6	5.7%	34.4	5.5%
Total change	1.6	0.3%	22.7	15.0%	24.3	3.9%
Q2 2021 Net Sales	$476.4	73.3%	$173.7	26.7%	$650.1

(in millions, except percentages)	Institutional		Food & Beverage		Total
Year to date June 2020 Net Sales	$968.2	75.6%	$312.5	24.4%	$1,280.7
Organic change (non-U.S. GAAP)	(69.6)	(7.2)%	7.8	2.5%	(61.8)	(4.8)%
Acquisition	4.7	0.5%	6.4	2.0%	11.1	0.9%
Constant dollar change (non-U.S. GAAP)	(64.9)	(6.7)%	14.2	4.5%	(50.7)	(4.0)%
Foreign currency translation	41.0	4.2%	10.6	3.4%	51.6	4.0%
Total change	(23.9)	(2.5)%	24.8	7.9%	0.9	0.1%
Year to date June 2021 Net Sales	$944.3	73.7%	$337.3	26.3%	$1,281.6

Institutional. Net sales increased $1.6 million, or 0.3%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and decreased $23.9 million, or 2.5%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Foreign currency translation had a positive effect of $25.8 million and $41.0 million for the three and six months ended June 30, 2021, respectively. On a constant dollar basis, net sales decreased $24.2 million, or 5.1%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and decreased $64.9 million, or 6.7%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

The Wypetech, LLC ("Wypetech") acquisition contributed $2.5 million and $4.7 million of growth for the three and six months ended June 30, 2021, respectively.

Organic sales decreased 5.6% and 7.2% for the three and six months ended June 30, 2021, respectively. Recovery in certain geographic markets led to an increase in sales in areas that were primarily impacted by COVID-19 related shutdowns, particularly in restaurants, hotels, and entertainment facilities. This increase was more than offset by a decrease in revenue from Infection Prevention products as demand has slowed in the second quarter to levels below the peak demand from last year, as expected.

Food & Beverage. Net sales increased $22.7 million, or 15.0%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and increased $24.8 million, or 7.9%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Foreign currency translation had a positive effect of $8.6 million and $10.6 million for the three and six months ended June 30, 2021, respectively. On a constant dollar basis, net sales increased $14.1 million, or 9.3%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and increased $14.2 million, or 4.5%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020, respectively.

The SaneChem acquisition contributed $3.2 million and $6.4 million of growth for the three and six months ended June 30, 2021, respectively.

Our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers were considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. On a regional basis, growth was led by Middle East and Africa, and Latin America, primarily driven by increased sales volumes for existing customers, pricing actions, and new customer wins, which collectively more than offset the impact of inflation. Sales volumes were also higher in North America and Asia Pacific due to a combination of new customer wins and increased demand for sanitizers and disinfectant products.

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

Gross profit was $265.6 million and $260.3 million for the three months ended June 30, 2021 and 2020, respectively, and $512.0 million and $541.6 million for the six months ended June 30, 2021 and 2020, respectively. Gross margin was 40.9% and 41.6% for the three months ended June 30, 2021 and 2020, respectively, and 40.0% and 42.3% for the six months ended June 30, 2021 and 2020, respectively.

Gross profit for the three months ended June 30, 2021 was favorably impacted by $15.6 million of foreign currency translation, offset by a $1.3 million increase in share-based compensation related to the cash long-term incentive plan as a result of the IPO.

Gross profit for the six months ended June 30, 2021 was favorably impacted by $21.7 million of foreign currency translation, offset by a $6.0 million increase in share-based compensation related to the cash long-term incentive plan as a result of the IPO.

Excluding the impact of foreign currency translation and share-based compensation, gross profit decreased by $9.0 million and $45.3 million for the three and six months ended June 30, 2021, respectively. Gross profit in both periods was negatively impacted by lower sales volumes as described above, as well as additional freight costs, inflation, and higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which were partially offset by other cost reduction initiatives and pricing actions.

Selling, general and administrative expenses. Selling, general and administrative expenses comprise primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $206.2 million and $179.8 million for the three months ended June 30, 2021 and 2020, respectively, and $449.3 million and $393.9 million for the six months ended June 30, 2021 and 2020, respectively.

The increase of $26.4 million during the three months ended June 30, 2021 was primarily due to an $18.2 million increase in share-based compensation and $9.8 million of unfavorable foreign currency translation. The increase of $55.4 million during the six months ended June 30, 2021 was due in part to a $76.7 million increase in share-based compensation and $15.8 million of unfavorable foreign currency translation. For both the three and six months ended June 30, 2021, these increases in selling, general and administrative expenses were offset by decreases in the remaining selling, general and administrative expenses, primarily reflecting cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2020.

Transition and transformation costs. Transition and transformation costs were $10.2 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively, and $25.6 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively. These costs consist primarily of professional and consulting services in areas such as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in becoming a standalone company and preparing to become a publicly traded company. Costs incurred in preparing to become a publicly traded company were $7.9 million for the six months ended June 30, 2021.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during the six months ended June 30, 2021. We paid Bain Capital zero and $1.9 million in management fees for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $3.8 million in management fees for the six months ended June 30, 2021 and 2020, respectively.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $24.1 million and $24.6 million for the three months ended June 30, 2021 and 2020, respectively, and $48.4 million and $49.2 million for the six months ended June 30, 2021 and 2020, respectively.

Restructuring costs. We recorded restructuring costs of $2.1 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. These charges represent severance costs related to our initiatives to align our labor resources to our anticipated business needs.

Non-operating results. Our non-operating results were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest expense	$27.9	$30.8	$71.6	$62.4
Foreign currency (gain) loss related to Argentina subsidiaries	2.2	(0.3)	0.2	0.6
Other (income) expense, net	4.0	(4.2)	4.1	(17.5)
	$34.1	$26.3	$75.9	$45.5

Interest Expense. We incurred interest expense of $12.0 million, $7.7 million and $3.8 million related to the Senior Secured Credit Facilities, the Senior Notes (as defined below) and other debt including interest rate swaps, respectively, during the three months ended June 30, 2021. We incurred interest expense of $17.8 million, $6.9 million and $3.6 million related to the Senior Secured Credit Facilities, the Senior Notes and other debt including interest rate swaps, respectively, during the three months ended June 30, 2020.

We incurred interest expense of $30.3 million, $15.3 million and $6.7 million related to the Senior Secured Credit Facilities, the Senior Notes and other debt including interest rate swaps, respectively, during the six months ended June 30, 2021. We incurred interest expense of $37.2 million, $13.9 million and $6.2 million related to the Senior Secured Credit Facilities, the Senior Notes and other debt including interest rate swaps, respectively, during the six months ended June 30, 2020.

Amortization of deferred financing costs and original issue discount totaling $4.4 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, and $19.3 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively, are included in the interest expense line item disclosed above. Amortization expense increased during the six months ended June 30, 2021 as the Company's U.S. Dollar Incremental Term Loan was fully repaid and the Euro Term Loan was paid down significantly using proceeds from the IPO, resulting in $14.0 million of accelerated interest amortization.

Foreign currency (gain) loss related to Argentina subsidiaries. On July 1, 2018, the economy of Argentina was designated as a highly inflationary economy under U.S. GAAP. Therefore, the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Argentine subsidiaries. As a result, we recorded $2.2 million of foreign currency loss and $0.3 million of foreign currency gain due to remeasurement for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.6 million of foreign currency loss due to remeasurement for the six months ended June 30, 2021 and 2020, respectively.

Other (income) expense, net. Our other (income) expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest income	$(1.2)	$(1.2)	$(2.1)	$(3.4)
Unrealized foreign exchange (gain) loss	1.7	(0.5)	7.6	(8.8)
Realized foreign exchange (gain) loss	0.9	(1.2)	0.6	(0.8)
Non-cash pension and other post-employment benefit plan	(3.9)	(3.1)	(7.7)	(6.2)
Release of tax indemnification asset	1.3	1.3	1.3	1.3
Factoring and securitization fees	1.2	1.2	2.2	1.9
Tax receivable agreement adjustments	4.1	—	4.1	—
Other, net	(0.1)	(0.7)	(1.9)	(1.5)
Total other (income) expense, net	$4.0	$(4.2)	$4.1	$(17.5)

We recorded $1.2 million of interest income for each of the three months ended June 30, 2021 and 2020, and $2.1 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. The change in the interest income was primarily due to the fluctuation in interest rates on our cash balances.

We recorded $1.7 million and $7.6 million of unrealized foreign exchange loss for the three and six months ended June 30, 2021, respectively, and $0.5 million and $8.8 million of unrealized foreign exchange gain for the three and six months ended June 30, 2020, respectively. The foreign exchange losses were primarily due to the weakening of the Euro versus the U.S. Dollar which had an unfavorable impact on our U.S. Dollar denominated debt and tax receivable agreement held at our Euro functional entity. The foreign exchange gains were primarily due to the strengthening of the Euro versus the U.S. Dollar which had a favorable impact on our U.S. Dollar denominated debt held at our Euro functional entity.

We recorded $0.9 million of realized foreign exchange loss and $1.2 million of realized foreign exchange gain for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million of realized foreign exchange loss and $0.8 million of realized foreign exchange gain for the six months ended June 30, 2021 and 2020, respectively. These realized foreign exchange gains and losses were primarily caused by internal cash-pooling activity.

In accordance with the provisions contained in ASU 2017-07, we recorded net pension income of $3.9 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively, and $7.7 million and $6.2 million for the six months ended June 30, 2021 and 2020, respectively, reflecting the amount by which the expected return on plan assets exceeds the interest costs of the benefit obligation. We record net income when the expected return on plan assets exceeds the interest costs associated with these plans.

Income tax provision. For the three months ended June 30, 2021, the difference in the statutory income tax benefit of $(2.1) million and the recorded income tax benefit of $(9.8) million was primarily attributable to a net $(4.8) million of income tax benefit related to the remeasurement of deferred tax assets and liabilities, including the release of a valuation allowance in the Netherlands, due to tax law changes in the United Kingdom and the Netherlands.

For the three months ended June 30, 2020, the difference in the statutory income tax provision of $4.2 million and the recorded income tax provision of $5.6 million was primarily attributable to $1.9 million of income tax expense related to estimated book-tax differences that are permanent in nature.

For the six months ended June 30, 2021, the difference in the statutory income tax benefit of $(20.7) million and the recorded income tax benefit of $(12.2) million was primarily attributable to $7.2 million of income tax expense related to non-deductible share-based compensation, $3.3 million of income tax expense related to the termination of our management agreement with Bain Capital, an increase in the valuation allowance of $2.9 million related to limitations on the deductibility of interest expense, and a net $(4.8) million of income tax benefit related to a revaluation of our deferred taxes in the Netherlands and United Kingdom due to tax law changes.

For the six months ended June 30, 2020, the difference in the statutory income tax provision of $7.0 million and the recorded income tax provision of $16.8 million was primarily attributable to $3.4 million of income tax expense related to estimated withholding taxes, $3.3 million of income tax expense related to estimated book-tax differences that are permanent in nature, and $2.6 million of income tax expense due to an unfavorable change in our mix of earnings by jurisdiction.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Institutional	$78.1	$83.0	$149.2	$164.0
Food & Beverage	35.1	31.6	67.0	57.5
Total Segment Adjusted EBITDA	113.2	114.6	216.2	221.5
Corporate costs	(11.9)	(8.7)	(22.2)	(23.4)
Consolidated Adjusted EBITDA	$101.3	$105.9	$194.0	$198.1

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Q2 2020 Adjusted EBITDA	$83.0	78.4%	$31.6	29.8%	$(8.7)	(8.2)%	$105.9
Adj EBITDA margin	17.5%		20.9%				16.9%
Organic change (non-U.S. GAAP)	(10.9)	(13.1)%	1.4	4.4%	(3.1)	(35.6)%	(12.6)	(11.9)%
Acquisition	0.7	0.8%	0.5	1.6%	—	—%	1.2	1.1%
Constant dollar change (non-U.S. GAAP)	(10.2)	(12.3)%	1.9	6.0%	(3.1)	(35.6)%	(11.4)	(10.8)%
Foreign currency translation	5.3	6.4%	1.6	5.1%	(0.1)	(1.1)%	6.8	6.4%
Total change (U.S. GAAP)	(4.9)	(5.9)%	3.5	11.1%	(3.2)	(36.8)%	(4.6)	(4.3)%
Q2 2021 Adjusted EBITDA	$78.1	77.1%	$35.1	34.6%	$(11.9)	(11.7)%	$101.3
Adj EBITDA margin	16.4%		20.2%				15.6%

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Year to date June 2020 Adjusted EBITDA	$164.0	82.8%	$57.5	29.0%	$(23.4)	(11.8)%	$198.1
Adj EBITDA margin	16.9%		18.4%				15.5%
Organic change (non-U.S. GAAP)	(23.4)	(14.3)%	6.7	11.7%	1.1	4.7%	(15.6)	(7.9)%
Acquisition	1.3	0.8%	1.2	2.1%	—	—%	2.5	1.3%
Constant dollar change (non-U.S. GAAP)	(22.1)	(13.5)%	7.9	13.7%	1.1	4.7%	(13.1)	(6.6)%
Foreign currency translation	7.3	4.5%	1.6	2.8%	0.1	0.4%	9.0	4.5%
Total change (U.S. GAAP)	(14.8)	(9.0)%	9.5	16.5%	1.2	5.1%	(4.1)	(2.1)%
Year to date June 2021 Adjusted EBITDA	$149.2	76.9%	$67.0	34.5%	$(22.2)	(11.4)%	$194.0
Adj EBITDA margin	15.8%		19.9%				15.1%

Institutional. Adjusted EBITDA decreased $4.9 million, or 5.9%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and decreased $14.8 million, or 9.0%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Foreign currency translation had a positive effect of $5.3 million and $7.3 million for the three and six months ended June 30, 2021, respectively. On a constant dollar basis, Adjusted EBITDA decreased $10.2 million, or 12.3%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and decreased

$22.1 million, or 13.5%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

The Wypetech acquisition contributed $0.7 million and $1.3 million of growth for the three and six months ended June 30, 2021, respectively.

Adjusted EBITDA margin decreased from 17.5% for the three months ended June 30, 2020 to 16.4% for the three months ended June 30, 2021, and from 16.9% for the six months ended June 30, 2020 to 15.8% for the six months ended June 30, 2021. The decrease reflected a decline in gross profit margin due to lower sales volumes and higher freight costs, inflation, and higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which was partially offset by cost saving initiatives.

Food & Beverage. Adjusted EBITDA increased $3.5 million, or 11.1%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and increased $9.5 million, or 16.5%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

Foreign currency translation had a positive effect of $1.6 million for each of the three and six months ended June 30, 2021. On a constant dollar basis, Adjusted EBITDA increased $1.9 million, or 6.0%, during the three months ended June 30, 2021 compared with the three months ended June 30, 2020, and increased $7.9 million, or 13.7%, during the six months ended June 30, 2021 compared with the six months ended June 30, 2020.

The SaneChem acquisition contributed $0.5 million and $1.2 million of growth for the three and six months ended June 30, 2021, respectively.

Adjusted EBITDA margin decreased slightly from 20.9% for the three months ended June 30, 2020 to 20.2% for the three months ended June 30, 2021, and improved from 18.4% for the six months ended June 30, 2020 to 19.9% for the six months ended June 30, 2021. The increase was driven by pricing actions and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global COVID-19 pandemic.

Corporate Costs. Corporate costs were $11.9 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $22.2 million and $23.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase during the three months ended June 30, 2021 was primarily due to an increase in the realized foreign exchange losses caused by internal cash-pooling activity.
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

The following table reconciles net income (loss) before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income tax provision (benefit)	$(11.1)	$22.0	$(109.2)	$37.1
Interest expense	27.9	30.8	71.6	62.4
Interest income	(1.2)	(1.2)	(2.1)	(3.4)
Amortization expense of intangible assets	24.1	24.6	48.4	49.2
Depreciation expense included in cost of sales	20.8	21.2	41.6	43.0
Depreciation expense included in selling, general and administrative expenses	2.0	1.9	4.0	3.9
EBITDA	62.5	99.3	54.3	192.2
Transition and transformation costs and non-recurring costs(1)	10.2	3.8	25.6	8.8
Restructuring costs(2)	2.1	1.9	2.6	3.3
Foreign currency loss (gain) related to Argentina subsidiaries(3)	2.2	(0.3)	0.2	0.6
Adjustment for tax indemnification asset(4)	1.3	1.3	1.3	1.3
Bain Capital management fee(5)	—	1.9	19.4	3.8
Non-cash pension and other post-employment benefit plan(6)	(3.9)	(3.1)	(7.7)	(6.2)
Unrealized foreign currency exchange loss (gain)(7)	1.7	(0.5)	7.6	(8.8)
Factoring and securitization fees(8)	1.2	1.2	2.2	1.9
Share-based compensation(9)	19.8	0.3	83.3	0.6
Tax receivable agreement adjustments(10)	4.1	—	4.1	—
Other items	0.1	0.1	1.1	0.6
Non-GAAP consolidated Adjusted EBITDA	$101.3	$105.9	$194.0	$198.1

The following table reconciles net income (loss) to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(14)	Net Income (Loss)	Basic and diluted EPS(14)
Reported (GAAP)	$(1.3)	$—	$16.4	$0.07
Amortization expense of intangible assets acquired	24.1	0.08	24.6	0.10
Transition and transformation costs and non-recurring costs(1)	10.2	0.03	3.8	0.02
Restructuring costs(2)	2.1	0.01	1.9	0.01
Foreign currency loss (gain) related to Argentina subsidiaries(3)	2.2	0.01	(0.3)	—
Adjustment for tax indemnification asset(4)	1.3	—	1.3	0.01
Bain Capital management fee(5)	—	—	1.9	0.01
Non-cash pension and other post-employment benefit plan(6)	(3.9)	(0.01)	(3.1)	(0.01)
Unrealized foreign currency exchange loss (gain)(7)	1.7	0.01	(0.5)	—
Factoring and securitization fees(8)	1.2	—	1.2	—
Share-based compensation(9)	19.8	0.07	0.3	—
Tax receivable agreement adjustments(10)	4.1	0.01	—	—
Accelerated expense of deferred financing and original issue discount costs(11)	2.1	0.01	—	—
Other items	0.1	—	0.1	—
Tax effects related to non-GAAP adjustments(12)	(8.7)	(0.03)	(6.8)	(0.03)
Discrete tax adjustments(13)	(8.2)	(0.03)	(2.0)	(0.01)
Adjusted (Non-GAAP)	$46.8	$0.16	$38.8	$0.16

	Six Months Ended June 30,
	2021		2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(14)	Net Income (Loss)	Basic and diluted EPS(14)
Reported (GAAP)	$(97.0)	$(0.35)	$20.3	$0.08
Amortization expense of intangible assets acquired	48.4	0.18	49.2	0.20
Transition and transformation costs and non-recurring costs(1)	25.6	0.09	8.8	0.04
Restructuring costs(2)	2.6	0.01	3.3	0.01
Foreign currency loss (gain) related to Argentina subsidiaries(3)	0.2	—	0.6	—
Adjustment for tax indemnification asset(4)	1.3	—	1.3	0.01
Bain Capital management fee(5)	19.4	0.07	3.8	0.02
Non-cash pension and other post-employment benefit plan(6)	(7.7)	(0.03)	(6.2)	(0.03)
Unrealized foreign currency exchange loss (gain)(7)	7.6	0.03	(8.8)	(0.04)
Factoring and securitization fees(8)	2.2	0.01	1.9	0.01
Share-based compensation(9)	83.3	0.30	0.6	—
Tax receivable agreement adjustments(10)	4.1	0.01	—	—
Accelerated expense of deferred financing and original issue discount costs(11)	14.0	0.05	—	—
Other items	1.1	—	0.6	—
Tax effects related to non-GAAP adjustments(12)	(24.4)	(0.09)	(12.1)	(0.05)
Discrete tax adjustments(13)	(6.7)	(0.02)	(2.0)	(0.01)
Adjusted (Non-GAAP)	$74.0	$0.27	$61.3	$0.25

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

(3) Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentine Peso to the United States dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(4) In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision.

(5) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the six months ended June 30, 2021.

(6) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(7) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(8) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. Refer to Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(9) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(10) Represents the adjustment to our Tax Receivable Agreement liability primarily due to changes in tax laws that impact the realizability of the attributes of the Tax Receivable Agreement. See Note 13 — Income Taxes in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(11) Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as the Company's U.S. Dollar Incremental Term Loan was fully repaid and the Euro Term Loan was paid down significantly using proceeds from the IPO.

(12) The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(13) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(14) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity in excess of cash from operating activities has been through our Revolving Credit Facility. As of June 30, 2021, we had cash and cash equivalents of $70.7 million and unused borrowing capacity of $440.2 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months.

Additionally, in March 2020, we completed a sale-leaseback transaction, which provided $22.9 million in net proceeds. In April 2020, we entered into a receivables securitization agreement with PNC which provides for funding of up to $75.0 million for sold receivables.
Historical Cash Flows. Note that the table below and discussion that follows include restricted cash as part of net cash in accordance with the provisions of ASU 2016-18, Statement of Cash Flows - Restricted Cash. We include restricted cash from our factoring arrangements and compensating balance deposits as part of our cash and cash equivalents and restricted cash for purposes of preparing our Condensed Consolidated Statements of Cash Flows.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Net cash provided by (used in) operating activities	$(99.7)	$5.4	$(105.1)
Net cash provided by (used in) investing activities	$(12.4)	$4.5	$(16.9)
Net cash provided by (used in) financing activities	$(7.7)	$35.6	$(43.3)

Operating Activities

Cash flows from operating activities decreased $105.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, and was primarily attributable to a $4.1 million reduction in Adjusted EBITDA (which includes an $82.7 million increase in share-based compensation), and unfavorable fluctuations in working capital items totaling $18.3 million. The changes in working capital reflect unfavorable fluctuations in trade receivables of $60.6 million (primarily relating to the securitization of receivables in 2020) and other assets and liabilities of $35.5 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by favorable fluctuations in inventory of $38.0 million (primarily relating to the increase in 2020 due to COVID-19) and accounts payable of $39.8 million (primarily related to the change in inventory).

Investing Activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and our securitization program for receivables, as well as capital investments in the business.

Cash received from beneficial interests on sold receivables was $32.4 million and $38.3 million for the six months ended June 30, 2021 and 2020, respectively. Our investments in dosing and dispensing equipment and capital expenditures totaled of $41.8 million and $33.8 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, on June 29, 2021, we entered into a global exclusive license agreement with Halomine, Inc. for their patented HaloFilmTM disinfectant technology for total consideration of $3.0 million.

Financing Activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO, and borrowings and repayment of debt.

We received net proceeds from our IPO of $725.7 million, which was used to pay down long-term borrowings of $733.9 million during the six months ended June 30, 2021. Net proceeds received from the revolving credit facility and long-term borrowings were $35.6 million for the six months ended June 30, 2020.

Debt Capitalization. We had $70.7 million and $192.9 million of cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively. The following table details our debt outstanding:

(in millions)	June 30, 2021	December 31, 2020
Senior Secured Credit Facilities
U.S. Dollar Term Loan	$868.5	$873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	543.6	1,146.9
Revolving Credit Facility	—	—
Senior Notes	537.1	548.5
Short-term borrowings	3.2	0.4
Finance lease obligations	4.1	5.2
Financing obligations	23.9	22.5
Unamortized deferred financing costs	(25.2)	(39.6)
Unamortized original issue discount	(1.6)	(6.2)
Total debt	1,953.6	2,700.3
Less: Current portion of long-term debt	(14.9)	(13.2)
Short-term borrowings	(3.2)	(0.4)
Long-term debt	$1,935.5	$2,686.7

Our Senior Secured Credit Facilities consist of (i) a $900.0 million senior secured U.S. dollar denominated term loan, (ii) a €970.0 million senior secured Euro denominated term loan, and (iii) a $450.0 million revolving credit facility. The term loans mature on September 6, 2024. The revolving credit facility matures on March 28, 2026, subject to certain exceptions. At June 30, 2021 the interest rate for the U.S. dollar term loan term loan was 3.19%, the interest rate for the Euro Term Loan was 3.25%, and the interest rate associated with the revolving credit facility was 2.50% plus LIBOR. In March and April of 2021, we used the net proceeds received in our IPO of $725.7 million to pay off the U.S. dollar incremental term loan and pay down the Euro denominated term loan. At June 30, 2021, we were in compliance with all covenants under the agreements governing the Senior Secured Credit Facilities.

On August 8, 2017, we issued €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the "Senior Notes"). The Senior Notes have a maturity date of August 15, 2025 and interest is payable semi-annually in arrears on February 15 and August 15 of each year. At June 30, 2021, we were in compliance with all covenants under the indenture governing the Senior Notes.

Preferred Equity Certificates. Constellation (BC) 2 S.à r.l., was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg for tax planning purposes. PECs were a part of the capital structure and while classified as a debt instrument because they did not have equity rights, they were a capital contribution from the investor and were subordinate to the Senior Secured Credit Facilities and other creditors. On March 25, 2021, the $620.9 million of PECs outstanding were exchanged for ordinary shares of the Company in connection with our IPO.

Factoring of Trade Receivables. On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed receivable purchase agreements Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charges a financing fee based on Factofrance advances made on remaining uncollected receivables. Factofrance also charges a quarterly commitment fee of 0.10% of the maximum total funding amount, which is $179.0 million at June 30, 2021. We are required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance.

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, "potential", "predict", “intend”, “believe”, “may”, "might", “will”, "would", “should”, “can have”, "could", "continue", "contemplate", "target", “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events although not all forward-looking statements contain these identifying words. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements involve unknown risks, and other important factors that may cause actual results performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

Approximately 78.9% of our net sales for the six months ended June 30, 2021 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date:    August 13, 2021

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer