Form 10-Q
period 2021-09-30
Diversey Holdings, Ltd.
filed 2021-11-05
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-40293

DIVERSEY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	2842	Not applicable
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1300 Altura Road, Suite 125		29708
Fort Mill, South Carolina
(Address of registrant's principal executive offices)		(Zip Code)
(803) 746-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the exchange on which registered
Ordinary Shares, par value $0.0001	DSEY	The Nasdaq Stock Market LLC

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

As of October 31, 2021, there were 302,431,140 shares of the registrant's ordinary shares outstanding.

TABLE OF CONTENTS

PART I

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68.8	$192.9
Trade receivables, net of allowance for doubtful accounts of $25.4 and $28.7	403.9	342.0
Other receivables	51.8	71.0
Inventories	327.5	282.4
Prepaid expenses and other current assets	63.6	62.0
Total current assets	915.6	950.3
Property and equipment, net	187.9	188.3
Goodwill	459.5	467.0
Intangible assets, net	2,193.8	2,311.4
Other non-current assets	338.9	369.1
Total assets	$4,095.7	$4,286.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$16.5	$0.4
Current portion of long-term debt	11.4	13.2
Accounts payable	396.8	404.6
Accrued restructuring costs	15.9	26.3
Other current liabilities	392.1	512.4
Total current liabilities	832.7	956.9
Long-term debt, less current portion	1,966.4	2,686.7
Preferred equity certificates	—	641.7
Deferred taxes	164.1	181.1
Other non-current liabilities	563.6	328.3
Total liabilities	3,526.8	4,794.7
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value per share, 0 and 243,163,947 shares authorized and outstanding in 2021 and 2020, respectively	—	2.2
Ordinary shares, $0.0001 par value per share; 1,000,000,000 and 0 shares authorized, 302,431,140 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 and 0 shares authorized, 0 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	1,433.7	247.2
Accumulated deficit	(684.4)	(545.3)
Accumulated other comprehensive loss	(180.4)	(212.7)
Total stockholders' equity	568.9	(508.6)
Total liabilities and stockholders' equity	$4,095.7	$4,286.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share amounts)	2021	2020	2021	2020
Net sales	$664.9	$681.1	$1,946.5	$1,961.8
Cost of sales	403.9	410.9	1,173.5	1,150.0
Gross profit	261.0	270.2	773.0	811.8
Selling, general and administrative expenses	193.2	189.0	642.5	582.9
Transition and transformation costs	7.5	11.2	33.1	20.0
Management fee	—	1.8	19.4	5.6
Amortization of intangible assets	24.2	24.8	72.6	74.0
Restructuring and exit costs	19.8	2.0	22.4	5.3
Merger and acquisition related costs	—	0.9	—	0.9
Operating income (loss)	16.3	40.5	(17.0)	123.1
Interest expense	25.8	32.4	97.4	94.8
Foreign currency (gain) loss related to Argentina subsidiaries	(2.9)	(0.3)	(2.7)	0.3
Loss on extinguishment of debt	15.6	—	15.6	—
Other (income) expense, net	0.7	(11.7)	4.8	(29.2)
Income (loss) before income tax provision	(22.9)	20.1	(132.1)	57.2
Income tax provision	19.2	7.1	7.0	23.9
Net income (loss)	$(42.1)	$13.0	$(139.1)	$33.3

Basic income (loss) per share	$(0.14)	$0.05	$(0.49)	$0.14
Diluted income (loss) per share	$(0.14)	$0.05	$(0.49)	$0.14
Basic weighted average shares outstanding	301.6	243.2	283.4	243.2
Diluted weighted average shares outstanding	301.6	243.2	283.4	243.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$(42.1)	$13.0	$(139.1)	$33.3
Other comprehensive income (loss):
Pension plans and post-employment benefits	—	(0.8)	—	(1.2)
Cash flow hedging activities, net of taxes of $(0.1) and $(0.8) for the three months ended September 30, 2021 and 2020, respectively, and $(1.0) and $6.2 for the nine months ended September 30, 2021 and 2020, respectively	(4.1)	1.5	1.0	(21.8)
Foreign currency translation adjustments	(23.0)	(29.5)	31.3	(99.7)
Other comprehensive income (loss)	(27.1)	(28.8)	32.3	(122.7)
Comprehensive income (loss)	$(69.2)	$(15.8)	$(106.8)	$(89.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended September 30, 2021
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2021	$—	$—	$1,419.8	$(642.3)	$(153.3)	$624.2
Share-based compensation	—	—	13.9	—	—	13.9
Cash flow hedging activities, net of tax	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustments	—	—	—	—	(23.0)	(23.0)
Net loss	—	—	—	(42.1)	—	(42.1)
Balance as of September 30, 2021	$—	$—	$1,433.7	$(684.4)	$(180.4)	$568.9

Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	725.7	—	—	725.7
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Conversion of share-based awards	—	—	68.1	—	—	68.1
Share-based compensation	—	—	67.1	—	—	67.1
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Cash flow hedging activities, net of tax	—	—	—	—	1.0	1.0
Foreign currency translation adjustments	—	—	—	—	31.3	31.3
Net loss	—	—	—	(139.1)	—	(139.1)
Balance as of September 30, 2021	$—	$—	$1,433.7	$(684.4)	$(180.4)	$568.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended September 30, 2020
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$2.2	$—	$242.2	$(486.5)	$(158.4)	$(400.5)
Equity contributions	—	—	5.0	—	—	5.0
Pension and post-employment benefits	—	—	—	—	(0.8)	(0.8)
Cash flow hedging activities, net of tax	—	—	—	—	1.5	1.5
Foreign currency translation adjustments	—	—	—	—	(29.5)	(29.5)
Net income	—	—	—	13.0	—	13.0
Balance as of September 30, 2020	$2.2	$—	$247.2	$(473.5)	$(187.2)	$(411.3)

Balance as of December 31, 2019	$2.2	$—	$242.2	$(501.1)	$(64.5)	$(321.2)
Equity contributions	—	—	5.0	—	—	5.0
Pension and post-employment benefits	—	—	—	—	(1.2)	(1.2)
Cash flow hedging activities, net of tax	—	—	—	—	(21.8)	(21.8)
Foreign currency translation adjustments	—	—	—	—	(99.7)	(99.7)
Adoption of new accounting standard Topic ASC 326	—	—	—	(5.7)	—	(5.7)
Net income	—	—	—	33.3	—	33.3
Balance as of September 30, 2020	$2.2	$—	$247.2	$(473.5)	$(187.2)	$(411.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities:
Net income (loss)	$(139.1)	$33.3
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	141.6	144.8
Amortization of deferred financing costs and original issue discount	21.6	8.2
Loss on extinguishment of debt	15.6	—
Gain (loss) on cash flow hedges	2.3	(2.2)
Deferred taxes	(15.6)	0.3
Unrealized foreign currency exchange (gain) loss	5.2	(17.6)
Share-based compensation	67.1	1.1
Impact of highly inflationary economy - Argentina	(2.7)	0.3
Provision for (recovery of ) bad debts	(1.9)	15.0
Provision for slow moving inventory	4.1	5.6
Non-cash pension benefit	(12.0)	(9.7)
Non-cash restructuring and exit costs	16.9	—
Changes in operating assets and liabilities:
Trade receivables, net	(96.8)	(13.7)
Inventories, net	(52.8)	(82.9)
Accounts payable	1.9	(39.8)
Income taxes, net	(5.8)	(7.3)
Other assets and liabilities, net	(60.5)	14.6
Cash provided by (used in) operating activities	(110.9)	50.0
Investing activities:
Business acquired in purchase transaction	(9.4)	(31.8)
Acquisition of intellectual property	(3.0)	—
Dosing and dispensing equipment	(47.8)	(32.5)
Capital expenditures	(22.2)	(24.4)
Collection of deferred factored receivables	40.1	54.5
Cash used in investing activities	(42.3)	(34.2)
Financing activities:
Contingent consideration payments	(0.3)	(0.2)
Proceeds from (payments on) short-term borrowings	16.7	(0.7)
Proceeds from revolving credit facility	109.0	90.0
Payments on revolving credit facility	(109.0)	(210.0)
Proceeds from long-term borrowings	2,000.0	167.4
Payments on long-term borrowings	(2,667.8)	(16.7)
Payment of deferred financing costs and original issue discount	(35.1)	—
Payment of bond redemption premium	(7.6)	—
Issuance of ordinary shares sold in IPO, net of offering costs	725.7	—
Equity contributions	—	5.0
Cash provided by financing activities	31.6	34.8
Exchange rate changes on cash, cash equivalents and restricted cash	(4.0)	(2.3)
Increase (decrease) in cash, cash equivalents and restricted cash	(125.6)	48.3
Cash, cash equivalents and restricted cash at beginning of period(a)	201.7	142.3
Cash, cash equivalents and restricted cash at end of period(b)	$76.1	$190.6
Supplemental Cash Flow Information:
Interest payments	$99.3	$94.6
Income tax payments	$27.0	$28.2
Conversion of preferred equity certificates to equity	$620.9	$—
Beneficial interest obtained in exchange for factored receivables	$25.6	$50.9

Restricted cash (which includes compensating balance deposits) is recorded in prepaid expenses and other current assets and other non-current assets on the Condensed Consolidated Balance Sheets.

(a) Restricted cash was $8.9 million and $14.0 million as of December 31, 2020 and December 31, 2019, respectively.
(b) Restricted cash was $7.3 million and $14.6 million as of September 30, 2021 and September 30, 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Description of Business

Diversey Holdings, Ltd. (hereafter the "Company", “we”, “us”, and “our”), an exempted company incorporated under the laws of the Cayman Islands with limited liability, was formed on November 3, 2020 for the purpose of completing a public offering and related transactions and in order to carry on the business of Constellation (BC) 2 S.à r.l ("Constellation") and its indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

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

The Reorganization Transactions resulted in the Company becoming the ultimate parent company of Constellation and its subsidiaries, and Bain Capital and all other equity holders of Constellation and Poolco becoming shareholders of the Company. In order to simplify our corporate structure, we expect to merge or liquidate certain

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of our wholly-owned subsidiaries, including Constellation, Poolco and Topco, prior to December 31, 2021. The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Nature of Operations

We are a leading global provider of high performance hygiene, infection prevention, and cleaning solutions for the Institutional and Food & Beverage markets. In addition, we offer a wide range of value added services, including food safety and application training and consulting, as well as auditing of hygiene and water management. Our Institutional business provides solutions serving end-users such as healthcare facilities, food service providers, retail and grocery outlets, educational institutions, hospitality establishments, and building service contractors. Our Food & Beverage business provides solutions serving manufacturers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agricultural markets. Although our cleaning products represent only a small portion of our customers’ total cleaning costs, they are typically viewed as being non-discretionary because they can have a meaningful impact on the efficacy of food safety, operational excellence, and sustainability. The COVID-19 pandemic has further reinforced the essential nature of our solutions and increased hygiene, infection prevention, and cleaning standards across all markets.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 8,600 employees as of September 30, 2021.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 26.4% and 26.9% of gross sales for the three months ended September 30, 2021 and September 30, 2020, respectively, and 24.9% and 26.5% of gross sales for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Europe	$313.0	$291.6	$838.9	$837.5
North America	158.0	221.3	549.8	577.3
Asia Pacific	81.2	73.3	239.4	238.2
Middle East and Africa	63.0	52.5	170.9	164.9
Latin America	45.5	37.1	133.6	124.6
Revenue from contracts with customers	660.7	675.8	1,932.6	1,942.5
Other revenue (Leasing: Sales-type and Operating)	4.2	5.3	13.9	19.3
Total revenue	$664.9	$681.1	$1,946.5	$1,961.8

Contract Balances

Timing differences occur when billing precedes or succeeds the satisfaction of the corresponding performance obligation. If the timing differences between billing and services recognized over time is significant, the Company records a liability (unearned revenue) and does not recognize revenue until the performance obligation is satisfied. There were no material timing differences that led to contract liabilities as of September 30, 2021 and December 31, 2020.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - ACQUISITIONS

Tasman Chemicals Acquisition

On September 20, 2021 the Company acquired certain assets of Tasman Chemicals Pty. Limited ("Tasman"), an Australian manufacturer of professional hygiene and cleaning solutions, and the results of operations for this business are reported within both the Institutional and Food & Beverage business segment.

The Company paid total consideration of $8.1 million for the asset acquired. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. The preliminary determination of goodwill in the amount of $8.1 million was recognized for the Tasman acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets, including an assembled workforce, which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for tax purposes. Certain valuation estimates and net asset adjustments are not yet finalized and are subject to change, but are expected to be finalized by the end of 2021.

The acquired Tasman business contributions to revenue and net income were not material for both the three and nine months ended September 30, 2021.

In connection with the Tasman acquisition, the Company did not incur any merger and acquisition-related costs for the three or nine months ended September 30, 2021.

The inclusion of the Tasman acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

As of September 30, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including, but not limited to, inventory, customer lists and other liabilities.

SaneChem Acquisition

On December 30, 2020, the Company acquired 100% of the stock of SaneChem sp. z o o, ("SaneChem"), which is a Poland-based supplier of specialized hygiene solutions. This acquisition further expanded the Company’s footprint within Europe and the results of operations for this business are reported within the Food & Beverage business segment.

The Company acquired SaneChem for a total consideration of $21.6 million. This acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

The acquired SaneChem business contributed $3.0 million and $9.4 million of revenue for the three and nine months ended September 30, 2021, respectively. The net income contribution was not material for the three or nine months ended September 30, 2021.

The fair value of SaneChem's intangible asset, which represents customer relationships, was determined using the Income Approach, which measures the value of an intangible asset based on the present value of its future economic benefits. This approach converts future economic benefits to a single current amount by discounting the future benefits at a rate of return sufficient to satisfy the risks and rewards associated with ownership of similar assets. This measurement reflects current market expectations regarding its future economic benefits. The Income Approach is a non-recurring Level Three fair value assessment.

The determination of goodwill in the amount of $8.6 million was recognized for the SaneChem acquisition as the excess of consideration transferred over the net assets recognized and represents the future economic benefits arising

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
from other assets, including an assembled workforce, which cannot be individually identified and separately recognized. The recorded goodwill is not deductible for tax purposes.

The following table summarizes the final fair values of the net assets acquired as of the December 30, 2020 acquisition date:

(in millions)	SaneChem
Cash and cash equivalents	$2.1
Trade receivables	2.0
Inventories	1.4
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.7
Other non-current assets	0.1
Intangible assets	10.1
Accounts payable	(0.9)
Other current liabilities	(0.8)
Deferred taxes	(1.8)
Net assets acquired before goodwill on acquisition	13.0
Goodwill on acquisition	8.6
Net assets acquired	$21.6

In connection with the SaneChem acquisition, the Company did not incur any merger and acquisition-related costs for the three or nine months ended September 30, 2021.

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

The fair value of Wypetech's intangible asset, which represents customer relationships, was determined using the Income Approach, which measures the value of an intangible asset based on the present value of its future economic benefits. This approach converts future economic benefits to a single current amount by discounting the future benefits at a rate of return sufficient to satisfy the risks and rewards associated with ownership of similar assets. This measurement reflects current market expectations regarding its future economic benefits. The Income Approach is a non-recurring Level Three fair value assessment.

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

In connection with the Wypetech acquisition, the Company did not incur any merger and acquisition-related costs for the three or nine months ended September 30, 2021 or the three or nine months ended September 30, 2020.

The inclusion of the Wypetech acquisition in our Condensed Consolidated Financial Statements is not deemed material with respect to the requirement to provide pro-forma results of operations. As such, pro-forma information is not presented.

NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$66.4	$60.8
Work in process	2.6	3.7
Finished goods	258.5	217.9
	$327.5	$282.4

Factoring of trade receivables

On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”). Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charges a financing fee, as defined in the Master Agreement, based on Factofrance advances made on remaining uncollected receivables. Factofrance also charges a quarterly commitment fee of 0.10% of the maximum total funding amount which is €150.0 million ($175.4 million) at September 30, 2021.

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Condensed Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash in the sold receivables for which we do not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are cash receipts on the underlying trade receivables that have already been sold under these agreements) are classified as investing activities and presented as collection of deferred factored receivables on our Condensed Consolidated Statements of Cash Flows.

We are required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance. The amount of cash collateral required was €4.0 million ($4.7 million) as of September 30, 2021. We are also required to service the receivables sold without fee.

The Company sold $483.1 million and $471.5 million of receivables to Factofrance and received cash from Factofrance of $475.4 million and $433.2 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. The difference of $7.7 million and $38.3 million is the activity for the nine months ended September 30, 2021 and September 30, 2020, respectively, net of fees and reserves. We collected from our customers and remitted to Factofrance $486.6 million and $426.8 million during the nine months ended September 30, 2021 and September 30, 2020, respectively.

The funded status, which is defined as the balance of outstanding receivables purchased, less holdbacks and reserves, was $45.8 million and $40.8 million as of September 30, 2021 and December 31, 2020, respectively.

Securitization of trade receivables

In April 2020, we entered into an arrangement with PNC Bank ("PNC") to sell certain North American customer receivables without recourse on a revolving basis. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $45.9 million as of September 30, 2021 that are pledged as collateral under this agreement. This arrangement provided for maximum funding of up to $75.0 million for receivables sold. Fees associated with the arrangement were $1.2 million for the nine months ended September 30, 2021. We are also required to service the receivables sold without fee.

We transferred and derecognized $415.1 million of receivables and collected $420.3 million in connection with our arrangement with PNC during the nine months ended September 30, 2021.

Credit losses

The Company’s allowance for credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses. The Company continues to monitor the impact that COVID-19 may have on outstanding receivables.

The following represents the activity in our allowance for credit losses for trade and lease receivables:

	Nine Months Ended September 30,
(in millions)	2021	2020
Balance, beginning of period	$35.2	$21.5
Adoption of ASC 326	—	7.1
Provision for (recovery of) bad debts	(1.9)	15.0
Provision for lease receivables associated with exit activities	16.5	—
Write-offs	(2.7)	(3.2)
Balance, end of period	$47.1	$40.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	September 30, 2021	December 31, 2020
Prepaid expenses	$32.0	$35.2
Income tax receivables	27.8	22.2
Restricted cash and compensating balance deposits	2.3	3.2
Other current assets	1.5	1.4
	$63.6	$62.0
Other non-current assets

The components of other non-current assets were as follows:

(in millions)	September 30, 2021	December 31, 2020
Dosing and dispensing equipment	$145.2	$153.0
Tax indemnification asset	23.3	24.8
Lease receivables, net	19.6	30.2
Deferred financing fees - revolver	2.7	0.9
Restricted cash	5.0	5.7
Finance lease right-of-use assets, net	3.8	4.9
Operating lease right-of-use assets, net	53.6	62.8
Deferred taxes	58.2	60.6
Derivatives	6.6	—
Other non-current assets	20.9	26.2
	$338.9	$369.1

Depreciation expense for our dosing and dispensing equipment was $17.3 million and $18.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Depreciation expense for our dosing and dispensing equipment was $52.1 million and $55.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Other Current and Non-current Liabilities

The components of other current liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Accrued salaries, wages and related costs	$98.5	$131.9
Accrued customer volume rebates	132.4	146.0
Contingent consideration	7.0	3.3
Value added, general and sales tax payable	34.1	36.0
Accrued interest payable	0.5	24.6
Income taxes payable	8.5	6.0
Derivatives	9.6	8.8
Operating lease liabilities	20.0	22.9
Accrued share-based compensation	6.3	69.6
Other accrued liabilities	75.2	63.3
	$392.1	$512.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other non-current liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Defined benefit pension plan liability	$178.2	$203.1
Other post-employment benefit plan liability	2.2	2.2
Uncertain tax positions	43.1	43.7
Contingent consideration	0.2	4.9
Asset retirement obligations	6.5	6.6
Derivatives	17.3	12.0
Operating lease liabilities	32.0	38.8
Tax receivable agreement	258.0	—
Other non-current liabilities	26.1	17.0
	$563.6	$328.3

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$(0.8)	$(1.2)	$(2.9)	$(4.6)
Unrealized foreign exchange (gain) loss	(2.4)	(8.8)	5.2	(17.6)
Realized foreign exchange (gain) loss	5.5	(0.9)	6.1	(1.7)
Non-cash pension and other post-employment benefit plan	(4.3)	(3.5)	(12.0)	(9.7)
Release of tax indemnification asset	0.1	0.1	1.4	1.4
Factoring and securitization fees	1.4	1.3	3.6	3.2
Tax receivable agreement adjustments	—	—	4.1	—
Other, net	1.2	1.3	(0.7)	(0.2)
	$0.7	$(11.7)	$4.8	$(29.2)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	September 30, 2021	December 31, 2020
Land and improvements	$43.2	$44.0
Buildings	52.2	51.9
Machinery and equipment	91.9	81.9
Other property and equipment	51.3	47.9
Construction-in-progress	31.7	28.5
Property and equipment, gross	270.3	254.2
Less: Accumulated depreciation	(82.4)	(65.9)
Property and equipment, net	$187.9	$188.3

Depreciation expense was $6.1 million and $5.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Depreciation expense was $16.9 million and $15.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2020	$337.9	$129.1	$467.0
Acquisitions	6.8	2.0	8.8
Acquisition adjustments(1)	—	(8.7)	(8.7)
Impairment	—	—	—
Currency translation adjustment	(5.5)	(2.1)	(7.6)
Balance at September 30, 2021	$339.2	$120.3	$459.5
(1) Represents measurement period adjustments related to the SaneChem acquisition.

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at September 30, 2021, respectively:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$924.4	$(173.6)	$—	$750.8
Trademarks	28.5	(7.1)	—	21.4
Capitalized software	81.8	(67.6)	—	14.2
Brand name	620.5	(126.7)	—	493.8
Non-compete agreements	8.5	(8.4)	—	0.1
Favorable leases	4.3	(2.9)	—	1.4
Intellectual property	43.4	(5.5)	—	37.9
Total intangible assets with definite lives	1,711.4	(391.8)	—	1,319.6
Trademarks and trade names with indefinite lives	874.2	—	—	874.2
Total identifiable intangible assets	$2,585.6	$(391.8)	$—	$2,193.8

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

Amortization expense for intangibles was $24.2 million and $24.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Amortization expense for intangibles was $72.6 million and $74.0 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

NOTE 8 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,500.0	$—
2017 U.S. Dollar Term Loan	—	873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	—	1,146.9
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	—
2017 Senior Notes	—	548.5
Short-term borrowings	16.5	0.4
Finance lease obligations	3.9	5.2
Financing obligations	23.5	22.5
Unamortized deferred financing costs	(40.6)	(39.6)
Unamortized original issue discount	(9.0)	(6.2)
Total debt	1,994.3	2,700.3
Less: Current portion of long-term debt	(11.4)	(13.2)
Short-term borrowings	(16.5)	(0.4)
Long-term debt	$1,966.4	$2,686.7

Senior Secured Credit Facilities

On September 29, 2021, the Company entered into an amendment to its Senior Secured Credit Facilities, which was previously comprised of a $900.0 million senior secured U.S. dollar denominated term loan (the “2017 U.S. Dollar

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan”), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the 2017 U.S. Dollar Term Loan, the "Term Loan Facility") and a $450.0 million revolving credit facility (the “Revolving Credit Facility,” together with the "Term Loan Facility", the "Senior Secured Credit Facilities").

The amendment provided for the repayment of the entire outstanding amount under the 2017 U.S. Dollar Term Loan in the amount of $868.5 million and the entire outstanding amount under the Euro Term Loan in the amount of $535.7 million. The amendment also provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan” and, together with the Revolving Credit Facility, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026.

Prior to amending the Senior Secured Credit Facilities, in the first and second quarters of 2021, the Company used proceeds from the IPO to partially repay the Euro Term Loan in the amount of $571.4 million.

The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 3.00%, or (ii) ABR (as defined in the New Senior Secured Credit Facilities) plus 2.00%; provided that, such percentages per annum shall permanently step-down to 2.75% and 1.75%, respectively, if on the later of (x) the date of delivery of a compliance certificate to the administrative agent for the fiscal quarter ending December 31, 2021 and (y) the first date of delivery of a compliance certificate to the administrative agent, in either case, demonstrating that the Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) as of the last day of a fiscal quarter is less than or equal to 4.50 to 1.00. At September 30, 2021, the interest rate for the 2021 U.S. Dollar Term Loan is 3.50%.

Deferred financing costs of $69.1 million related to the issuance of the 2021 U.S. Dollar Term Loan are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. Unamortized deferred financing costs were $34.4 million and $28.4 million as of September 30, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above, an additional $8.3 million of deferred financing costs were charged to interest expense during the nine months ended September 30, 2021.

Original issue discount of $12.6 million related to the 2021 U.S. Dollar Term Loan is recorded as a reduction of the principal amount of the borrowings and is amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. The unamortized original issue discount balance is $9.0 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. In connection with the partial repayment of the Euro Term Loan discussed above, an additional $0.9 million of original issue discount was charged to interest expense during the nine months ended September 30, 2021.

Costs of $8.9 million related to entering into and subsequently increasing the Revolving Credit Facility are recorded as “Deferred financing costs” within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. Unamortized deferred financing costs related to the Revolving Credit Facility were $4.0 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility and $9.7 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $440.3 million.

As of December 31, 2020, the Company had no borrowings outstanding under the Revolving Credit Facility and $9.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $240.1 million.

The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of September 30, 2021, we were in full compliance with the provisions contained within the covenants.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deferred financing costs of $1.7 million related to the issuance of the U.S. Dollar Incremental Loan were recorded as a reduction of the principal amount of the borrowings and were amortized using the effective interest method as a component of interest expense over the life of the term loan. Unamortized deferred financing fees were $1.5 million as of December 31, 2020, which were charged to interest expense during the nine months ended September 30, 2021 as the U.S. Dollar Incremental Loan was repaid.

Original issue discount of $3.8 million related to the U.S. Dollar Incremental Loan was recorded as a reduction of the principal amount of the borrowings and was amortized using the effective interest method as a component of interest expense over the life of the loan. The original issue discount balance for the U.S. Dollar Incremental Loan was $3.3 million as of December 31, 2020, which was charged to interest expense during the nine months ended September 30, 2021 as the U.S. Dollar Incremental Loan was repaid.

2021 Senior Notes

On September 29, 2021, the Company completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. The Company used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022.

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost was charged to Loss on Extinguishment of Debt during the three and nine months ended September 30, 2021.

Deferred financing costs related to the issuance of the 2021 Senior Notes of $6.2 million are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the 2021 Senior Notes. In connection with the redemption of the 2017 Senior Notes, the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million was charged to Loss on Extinguishment of Debt during the three and nine months ended September 30, 2021. Unamortized deferred financing costs were $6.2 million and $9.7 million as of September 30, 2021 and December 31, 2020, respectively.

The Company may redeem the 2021 Senior Notes, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the 2021 Senior Notes redeemed, plus additional amounts, if any, a make-whole premium and accrued and unpaid interest to, but excluding, the redemption date.

The Company may redeem the 2021 Senior Notes, in whole or in part, on or after October 1, 2024, at the redemption prices (expressed as percentages of principal amount) set forth in the indenture governing the 2021 Senior Notes, together with accrued and unpaid interest and additional amounts, if any, to, but excluding, the applicable redemption date:

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year	Percentage
October 1, 2024 to September 30, 2025	102.313%
October 1, 2025 to September 30, 2026	101.156%
On or after October 1, 2026	100.000%

Additionally, at any time on or before October 1, 2024, the Company may elect to redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, with the net cash proceeds received from one or more equity offerings of the Company.
The indenture governing the 2021 Senior Notes contains covenants that limit the Company's ability to, among other things: (i) incur additional indebtedness, issue preferred equity and guarantee indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; (iii) prepay, redeem or repurchase certain material debt; (iv) make loans and investments; (v) sell or otherwise dispose of assets; (vi) sell stock of the Company’s subsidiaries; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends and (x) consolidate, merge or sell all or substantially all of the Company’s assets.

The 2021 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by a subsidiary of the Company, BCPE Diamond Netherlands TopCo B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands, and the Company's existing and subsequently acquired or organized direct and indirect material wholly owned restricted subsidiaries that guarantee indebtedness under the New Senior Secured Credit Facilities (other than those organized in Italy).

Short-term Borrowings

Our short-term borrowings comprise primarily of bank overdrafts arising within our notional cash pooling system.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The PECs are summarized in the following table:

(in millions)	Maturity date	Interest Rate	Carrying Value December 31, 2020	Redemption	Foreign Currency Translation	Carrying Value September 30, 2021	Interest Expense
Series 1 PECs	9/1/2047	See below	$641.7	$(620.9)	$(20.8)	$—	$—

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
Derivative Positions Summary
The following table details the fair value of our derivative instruments, which are included as a part of our other non-current assets, other current liabilities and other non-current liabilities in our Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Derivative assets
Cross currency swaps	$6.6	$—
Total derivative assets	$6.6	$—

Derivative liabilities
Interest rate swaps	$—	$(20.8)
Interest rate caps	(0.8)	—
Cross currency swaps	(11.3)	—
Total derivative liabilities	$(12.1)	$(20.8)

Derivatives not designated as hedging instruments:
Derivative liabilities
Interest rate swaps	$(14.8)	$—
Total derivative liabilities	$(14.8)	$—

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our derivatives consist of the following:

(in millions)	Notional Amount	Original Maturity in Months
Floating to fixed interest rate swap(1) (2)	$720.0	60
Fixed to floating interest rate swap(2)	$720.0	36
U.S. dollar to Euro currency swap	$500.0	60
U.S. dollar floating to Euro fixed interest rate swap	$500.0	60
U.S. dollar interest rate cap	$650.0	36

(1) The notional amount is reduced to $315.0 million at month 48.
(2) In connection with our debt refinancing in 2021, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap.
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
The primary purpose of our cash flow hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. We record gains and losses on foreign currency forward contracts qualifying as cash flow hedges in other comprehensive income (loss) to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows. These contracts generally have original maturities of less than 12 months. As of September 30, 2021 and December 31, 2020, there were no foreign currency forward contracts designated as cash flow hedges.

Interest Rate Swap and Cross Currency Contracts Designated as Cash Flow Hedges
In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we also entered into a series of derivative agreements to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S. dollar denominated debt.
We record gains and losses on the interest rate and cross currency swap contracts that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other expense (income), net on our Condensed Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.
Net unrealized after-tax loss related to these contracts that were included in other comprehensive income was $14.8 million and $17.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $3.0 million of net unrealized after-tax derivative loss included in accumulated other comprehensive income ("AOCI") will be reclassified into Other (income) expense, net, on the Condensed Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI of $13.1 million will be reclassified into Interest expense on

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Condensed Consolidated Statement of Operations over the remaining life of the derivative contract. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

Effect of all Derivative Instruments on Income

The following table details the effect of our derivative instruments on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash flow hedges:
Foreign currency forward contracts (1)	$—	$—	$—	$0.5
Interest rate swaps (1)	2.3	(2.2)	6.8	(3.1)
Total	$2.3	$(2.2)	$6.8	$(2.6)
(1)Amounts recognized on the foreign currency forward contracts and interest rate swaps were included in Other (income) expense during the three and nine months ended September 30, 2021 and September 30, 2020.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$2.9	$2.9	$—	$—
Restricted cash and compensating balance deposits	$7.3	$7.3	$—	$—
Interest rate swaps, net liability	$(14.8)	$—	$(14.8)	$—
Interest rate caps, net liability	$(0.8)	$—	$(0.8)	$—
Cross currency swaps, net liability	$(4.7)	$—	$(4.7)	$—
Contingent consideration	$(7.2)	$—	$—	$(7.2)

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$118.4	$118.4	$—	$—
Restricted cash and compensating balance deposits	$8.8	$8.8	$—	$—
Interest rate swaps, net liability	$(20.8)	$—	$(20.8)	$—
Contingent consideration	$(8.2)	$—	$—	$(8.2)
Cash Equivalents

Our cash equivalents consist of bank time deposits (Level 1) and money market funds (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

The money market funds are redeemable upon demand and seek to maintain their net asset value at $1 per unit. As of September 30, 2021 and December 31, 2020, the Company classified its money market funds as Cash and cash equivalents with a market value of zero and $113.0 million, respectively.

Restricted Cash and Compensating Balances

As disclosed in Note 5, we entered into a Master Agreement with Factofrance in connection with a non-recourse trade receivables factoring program with respect of several of our subsidiaries located in Europe under individually executed RPAs. Under the Master Agreement, we are required to maintain and segregate certain cash balances, the usage of which is restricted under the terms of the Master Agreement, of which $4.7 million is held as collateral and classified within Other non-current assets on the Condensed Consolidated Balance Sheet. The remaining $2.3 million is cash received but considered restricted and classified within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

We re-measure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements for which a fair value measurement was required. We recorded $7.2 million and $8.2 million in contingent consideration liability at September 30, 2021 and December 31, 2020, respectively, for various acquisitions that occurred prior to 2017.

With respect to the above contingent consideration liabilities, which is a Level 3 consideration, there was a $0.9 million gain and a $0.7 million loss included in other (income) expense within the Condensed Consolidated Statement of Operations for the three months ended September 30, 2021 and September 30, 2020, respectively. There was a $1.0 million and a $2.0 million gain included in other (income) expense within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,456.6	$1,477.4	$—	$—
2017 U.S. Dollar Term Loan (1)	—	—	859.1	856.3
U.S. Dollar Incremental Term Loan (1)	—	—	144.8	149.0
Euro Term Loan (1)	—	—	1,129.5	1,161.0
2021 Senior Notes (2)	493.8	507.7	—	—
2017 Senior Notes (2)	—	—	538.7	552.7
Revolving Credit Facility	—	—	—	—
Preferred Equity Certificates	—	—	641.7	641.7
	$1,950.4	$1,985.1	$3,313.8	$3,360.7

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item on Condensed Consolidated Statements of Operations
(in millions)	2021	2020	2021	2020
Components of net periodic benefit income:
Service cost	$1.6	$1.5	$4.9	$4.4	Selling, general and administrative expenses
Interest cost	0.2	0.7	1.6	2.3	Other income
Expected return on plan assets	(4.5)	(4.2)	(13.7)	(12.0)	Other income
Total benefit income	$(2.7)	$(2.0)	$(7.2)	$(5.3)
Our net periodic benefit costs for our other post-employment benefit plans was not material for the three and nine months ended September 30, 2021 and September 30, 2020.

NOTE 13 - INCOME TAXES

Generally, we account for income taxes in interim periods in accordance with ASC 740, which requires income tax expense or benefit to be calculated using an estimated annual effective tax rate applied to the year-to-date ordinary income or loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the three months and nine months ended September 30, 2021, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.

Effective Income Tax Rate and Income Tax Provision

For the three months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, non-deductible shared-based compensation, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the three months ended September 30, 2020, the difference in the statutory income tax provision and the recorded income tax provision was primarily attributable to estimated withholding taxes, and estimated book-tax differences that are permanent in nature.

For the nine months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to non-deductible shared-based compensation, an increase in the valuation allowance related to limitations on the deductibility of interest expense, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the nine months ended September 30, 2020, the difference in the statutory income tax provision and the recorded income tax provision was primarily attributable to estimated withholding taxes, estimated book-tax differences that are permanent in nature, and a change in our mix of earnings by jurisdiction.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. As of September 30, 2021, the Company's liability under the TRA on an undiscounted basis was $258.0 million, which is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 15 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous Sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"). Pursuant to the management agreement, we paid an annual management fee of $7.5 million plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the three months ended September 30, 2020, we recorded $1.8 million of Management Fee expense. During the nine months ended September 30, 2021 and September 30, 2020, we recorded $19.4 million and $5.6 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the three months ended September 30, 2021 and September 30, 2020, we paid Bain Capital zero and $2.9 million, respectively, for consulting fees. For the nine months ended September 30, 2021 and September 30, 2020, we paid Bain Capital $2.5 million and $3.3 million, respectively, for consulting fees.

There were no fees due to Bain Capital at September 30, 2021 or December 31, 2020.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense is recognized on a straight-line basis over the requisite service periods, and our policy is to recognize forfeitures as they occur. Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cost of sales	$0.9	$—	$6.9	$—
Selling, general and administrative expenses	15.1	0.6	92.4	1.2
Total	$16.0	$0.6	$99.3	$1.2

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

Compensation expense of $12.1 million and $0.5 million was recorded for the three months ended September 30, 2021 and September 30, 2020, respectively. Compensation expense of $60.8 million and $1.1 million was recorded for the nine months ended September 30, 2021 and September 30, 2020, respectively.

The conversion of MEIP shares and exchange for vested ordinary shares resulted in $68.1 million being reclassified from Non-current liabilities to Additional paid-in capital during the nine months ended September 30, 2021. Future vesting of restricted ordinary shares will also be credited to Additional paid-in capital.

A summary of changes in outstanding nonvested MEIP Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	6,984,060	$14.51
Granted	—	—
Vested	(292,825)	14.51
Converted to Restricted Ordinary Shares	(6,691,235)	14.51
Nonvested at September 30, 2021	—	$—

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of changes in outstanding nonvested Restricted Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Converted from MEIP Shares	7,763,231	15.00
Granted	—	—
Vested	(1,186,014)	15.00
Forfeited	(7,540)	15.00
Nonvested at September 30, 2021	6,569,677	$15.00

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

Restricted Share Units

Restricted Share Units ("RSUs") are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. RSUs are generally subject to service-based vesting or cliff vesting. Compensation expense of $1.8 million and $6.3 million was recorded for the three and nine months ended September 30, 2021, respectively.

A summary of changes in outstanding nonvested RSUs is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	1,607,988	15.00
Vested	(189,120)	15.00
Forfeited	—	—
Nonvested at September 30, 2021	1,418,868	$15.00

Awards Classified as Liabilities

Long-Term Incentive Plan

During 2018 certain employees were granted awards under a cash long-term incentive plan ("LTIP"). No vesting or payout occurred for the LTIP awards until the occurrence of an Exit Event, as defined in the cash LTIP agreement. The closing of the IPO was an Exit Event. Upon an Exit Event requiring achievement of a specified performance target, the LTIP payout amount would have been the sum of a Time-Based Payout and Performance-Based Payout, both as defined in the cash LTIP agreement. The value of the LTIP is classified as a liability. Compensation expense of $1.2 million and $29.7 million was recorded for the three and nine months ended September 30, 2021, respectively. Prior to the IPO, we determined it was not probable that the performance conditions would be met, therefore, no resulting compensation expense was recorded for the three or nine months ended September 30, 2020, or for any period prior to the IPO.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash-Settled Restricted Share Units

Upon closing of the IPO, certain employees were granted cash-settled restricted stock unit awards based on the share price on the date of the IPO. These awards cliff-vest after three years from the date of grant and will be settled in cash based on the Company's share price on the vesting date. The value of the cash-settled restricted stock units is classified as a liability. Compensation expense of $0.9 million and $2.5 million was recorded for the three and nine months ended September 30, 2021, respectively.

NOTE 17 - RESTRUCTURING AND EXIT ACTIVITIES

In the third quarter of 2021, the Company exited certain businesses that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers. In 2018, the Company began a series of strategic initiatives aimed at maintaining a competitive cost structure and workforce optimization. These activities primarily consisted of a reduction in headcount to realign our personnel resources with the Company's business needs.

The following table details our restructuring and exit costs as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Lease receivable contracts, net	$16.5	$—	$16.5	$—
Inventory and Property and equipment	0.4	—	0.4	—
Employee termination benefits	2.9	2.0	5.5	5.3
Restructuring and exit costs	19.8	2.0	22.4	5.3
Other associated restructuring charges	1.1	0.3	5.5	1.8
Total	$20.9	$2.3	$27.9	$7.1
Restructuring and exit costs are presented separately on the Condensed Consolidated Statements of Operations. Other associated restructuring costs are recorded within Transition and transformation costs on the Condensed Consolidated Statements of Operations.

The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Lease Receivable Contracts, Net	Inventory and Property and Equipment	Employee Termination Benefits	Total
Balance as of December 31, 2020	$—	$—	$26.3	$26.3
Accrual and accrual adjustments	16.5	0.4	5.5	22.4
Cash payments during period	—	—	(15.7)	(15.7)
Write-offs	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	$16.5	$—	$15.9	$32.4

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Condensed Consolidated Balance Sheet at September 30, 2021. We anticipate paying the employee termination benefits of $15.9 million in the restructuring accrual within the next twelve months.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restructuring and exit costs by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional	$19.5	$0.5	$20.8	$2.9
Food & Beverage	0.3	—	1.2	0.6
Corporate	—	1.5	0.4	1.8
Total	$19.8	$2.0	$22.4	$5.3

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(154.1)	$(16.0)	$(212.7)
Other comprehensive income before reclassifications	—	31.3	7.8	39.1
Amounts reclassified from AOCI to net income	—	—	(6.8)	(6.8)
Net change	—	31.3	1.0	32.3
Balance September 30, 2021	$(42.6)	$(122.8)	$(15.0)	$(180.4)

(in millions)	Unrecognized Pension Items	Cumulative Translation Adjustment	Cash flow hedging activities, net of tax	Accumulated Other Comprehensive Loss
Balance December 31, 2019	$(13.6)	$(54.7)	$3.8	$(64.5)
Other comprehensive loss before reclassifications	(1.2)	(99.7)	(21.8)	(122.7)
Amounts reclassified from AOCI to net income	—	—	—	—
Net change	(1.2)	(99.7)	(21.8)	(122.7)
Balance September 30, 2020	$(14.8)	$(154.4)	$(18.0)	$(187.2)

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

Net sales for each of the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional	$487.2	$522.4	$1,431.5	$1,490.6
Food & Beverage	177.7	158.7	515.0	471.2
Total	$664.9	$681.1	$1,946.5	$1,961.8

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional	$84.3	$89.2	$233.5	$253.2
Food & Beverage	34.3	26.4	101.3	83.9
Total	$118.6	$115.6	$334.8	$337.1

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated income (loss) before income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA for reportable segments	$118.6	$115.6	$334.8	$337.1
Corporate costs	(12.0)	(8.8)	(34.2)	(32.2)
Interest expense	(25.8)	(32.4)	(97.4)	(94.8)
Interest income	0.8	1.2	2.9	4.6
Amortization expense of intangible assets	(24.2)	(24.8)	(72.6)	(74.0)
Depreciation expense included in cost of sales	(20.4)	(21.4)	(62.0)	(64.4)
Depreciation expense included in selling, general and administrative expenses	(2.9)	(2.3)	(6.9)	(6.2)
Transition and transformation costs and non-recurring costs(1)	(7.5)	(11.2)	(33.1)	(20.0)
Restructuring and exit costs(2)	(19.8)	(2.0)	(22.4)	(5.3)
Foreign currency gain (loss) related to Argentina subsidiaries(3)	2.9	0.3	2.7	(0.3)
Adjustment to tax indemnification asset(4)	(0.1)	(0.1)	(1.4)	(1.4)
Merger and acquisition-related cost (5)	—	(0.9)	—	(0.9)
Bain Capital management fee(6)	—	(1.8)	(19.4)	(5.6)
Non-cash pension and other post-employment benefit plan(7)	4.3	3.5	12.0	9.7
Unrealized foreign currency exchange gain (loss)(8)	2.4	8.8	(5.2)	17.6
Factoring and securitization fees(9)	(1.4)	(1.3)	(3.6)	(3.2)
Share-based compensation(10)	(16.0)	(0.6)	(99.3)	(1.2)
Tax receivable agreement adjustments(11)	—	—	(4.1)	—
Loss on extinguishment of debt(12)	(15.6)	—	(15.6)	—
Realized foreign currency exchange loss on debt refinancing(13)	(4.5)	—	(4.5)	—
Other items	(1.7)	(1.7)	(2.8)	(2.3)
Income (loss) before income tax provision (benefit)	$(22.9)	$20.1	$(132.1)	$57.2

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

(2) Includes costs related to restructuring programs and business exit activities. See Note 17 — Restructuring and Exit Activities.

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

(5)    These costs consisted primarily of investment banking, legal and other professional advisory services costs.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the nine months ended September 30, 2021.

(7) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(8) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(9) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. Refer to Note 5 — Financial Statement Details.

(10) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation.

(11) Represents the adjustment to our Tax Receivable Agreement liability primarily due to changes in tax laws that impact the realizability of the attributes of the Tax Receivable Agreement. See Note 13 — Income Taxes.

(12)    Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 8 — Debt and Credit Facilities.

(13) For the three and nine months ended September 30, 2021, the Company incurred a realized foreign currency exchange loss of $4.5 million on the refinancing of the Senior Secured Credit Facilities. See Note 8 — Debt and Credit Facilities.

Geographic Regions

Net sales(1) by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Asia Pacific	$82.9	$84.6	$245.5	$249.5
Europe	313.8	280.3	841.8	840.2
Latin America	45.5	37.2	133.6	124.7
Middle East & Africa	63.0	52.5	170.9	164.9
North America(2)	159.7	226.5	554.7	582.5
Total	$664.9	$681.1	$1,946.5	$1,961.8
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the three and nine months ended September 30, 2021 or 2020.
(2) Net sales to external customers within the U.S. were $120.5 million and $175.4 million for the three months ended September 30, 2021 and 2020, respectively, and $390.4 million and $463.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 20 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) attributable to common shareholders	$(42.1)	$(42.1)	$13.0	$13.0	$(139.1)	$(139.1)	$33.3	$33.3

Weighted average shares outstanding(1)	301.6	301.6	243.2	243.2	283.4	283.4	243.2	243.2
Dilutive securities(2)	—	—	—	—	—	—	—	—
Denominator for earnings per share - weighted average shares	301.6	301.6	243.2	243.2	283.4	283.4	243.2	243.2

Earnings (loss) per share	$(0.14)	$(0.14)	$0.05	$0.05	$(0.49)	$(0.49)	$0.14	$0.14

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For the three and nine months ended September 30, 2021, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 21 - SUBSEQUENT EVENTS

On October 25, 2021, we terminated our agreement with Factofrance to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed RPAs.

On October 25, 2021, we amended our arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis, to include European customer receivables that were previously covered by our agreement with Factofrance and to increase the maximum funding from $75.0 million to up to $100.0 million for receivables sold.

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

The MD&A should be read together with our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and the related Notes thereto, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Statements for the year ended December 31, 2020 and the related Notes thereto, which are included in the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with the IPO. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of the Company’s Prospectus dated March 24, 2021 filed with the SEC in connection with our IPO and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

Diversey Holdings, Ltd. (hereafter the "Company", “we”, “us”, and “our”) is a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We are an exempted company incorporated under the laws of the Cayman Islands with limited liability, on November 3, 2020, for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

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

Bain Capital beneficially owned approximately 78.2% of our outstanding ordinary shares as of September 30, 2021. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

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

Recent Trends and Events

Impact of COVID-19. In 2020, governmental agencies around the world (including federal, state and local governments in the United States) implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of the Coronavirus Disease 2019 (“COVID-19”). These measures, as well as future measures, have had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of COVID-19 continues in many parts of the world, including the United States.

We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. We continually assess the evolving situation and implement business continuity plans across all operations.

Markets We Serve. The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. Strong demand for our infection prevention products and services in the first quarter of 2021 offset volume related declines in sales to restaurants, hotels and entertainment facilities related to the COVID-19 pandemic. In the second and third quarters of 2021, we saw restrictions and lock-downs ease in some markets, resulting in stronger than anticipated sales in those markets. Conversely, as expected, demand for infection prevention products and services has slowed in the second and third quarters to levels below the peak demand from last year but continuing above pre-COVID-19 levels.

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

Supply Chain and Operations. Our global operations have continued to operate and serve the needs of our customers through the global COVID-19 pandemic. We experienced minimal facility closures due to government orders. While we have introduced social distancing, health monitoring and any necessary quarantining into our global operations, this work has been done with limited impact to overall production capacity.

We cannot predict the impact on our operations of future spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations.

In addition, as economies around the world have reopened in 2021, sharp increases in demand have created significant disruptions to the global supply chain, which have affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have mitigated the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict.

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

On September 20, 2021, we acquired certain assets of Tasman Chemicals Pty. Limited, an Australian manufacturer of professional hygiene and cleaning solutions to the Institutional and Food & Beverage sectors with over 55 years of experience in the market. Having our own manufacturing facility in Australia is expected to improve our ability to deliver the right customer service outcomes and margin profile.

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

While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there continues to be significant uncertainties regarding the future impact of COVID-19, which we cannot predict.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. During 2021, we have seen unprecedented inflation impact the cost of our raw materials, packaging and transportation and expect that trend to continue into the fourth quarter and 2022. We are committed to maintaining our margins, and have taken actions to mitigate inflation through cost control, raw material substitutions and more efficient logistics practices, as well as pricing actions. We will continue these practices in the fourth quarter; however, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered.
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

Impact of Currency Fluctuations. We have significant international operations with 79.9% of our net sales for the nine months ended September 30, 2021, being generated from sales to customers located outside of the U.S. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

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

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended September 30, 2021	$ Change	% Change	Three Months Ended September 30, 2020
Net sales	$664.9	$(16.2)	(2.4)%	$681.1
Cost of sales	403.9	(7.0)	(1.7)%	410.9
Gross profit	261.0	(9.2)	(3.4)%	270.2
Selling, general and administrative expenses	193.2	4.2	2.2%	189.0
Transition and transformation costs	7.5	(3.7)	(33.0)%	11.2
Management fee	—	(1.8)	(100.0)%	1.8
Amortization of intangible assets	24.2	(0.6)	(2.4)%	24.8
Restructuring and exit costs	19.8	17.8	890.0%	2.0
Merger and acquisition related costs	—	(0.9)	(100.0)%	0.9
Operating income	16.3	(24.2)	(59.8)%	40.5
Interest expense	25.8	(6.6)	(20.4)%	32.4
Foreign currency gain related to Argentina subsidiaries	(2.9)	(2.6)	866.7%	(0.3)
Loss on extinguishment of debt	15.6	15.6	NM	—
Other (income) expense, net	0.7	12.4	NM	(11.7)
Income (loss) before income tax provision	(22.9)	(43.0)	NM	20.1
Income tax provision	19.2	12.1	170.4%	7.1
Net income (loss)	$(42.1)	$(55.1)	NM	$13.0

Basic and diluted income (loss) per share	$(0.14)			$0.05
Basic and diluted weighted average shares outstanding	301.6			243.2
NM - Not Meaningful, as the amounts are both income and expense in the comparable periods.

(in millions except per share amounts)	Nine Months Ended September 30, 2021	$ Change	% Change	Nine Months Ended September 30, 2020
Net sales	$1,946.5	$(15.3)	(0.8)%	$1,961.8
Cost of sales	1,173.5	23.5	2.0%	1,150.0
Gross profit	773.0	(38.8)	(4.8)%	811.8
Selling, general and administrative expenses	642.5	59.6	10.2%	582.9
Transition and transformation costs	33.1	13.1	65.5%	20.0
Management fee	19.4	13.8	246.4%	5.6
Amortization of intangible assets	72.6	(1.4)	(1.9)%	74.0
Restructuring and exit costs	22.4	17.1	322.6%	5.3
Merger and acquisition related costs	—	(0.9)	(100.0)%	0.9
Operating income (loss)	(17.0)	(140.1)	NM	123.1
Interest expense	97.4	2.6	2.7%	94.8
Foreign currency (gain) loss related to Argentina subsidiaries	(2.7)	(3.0)	NM	0.3
Loss on extinguishment of debt	15.6	15.6	NM	—
Other (income) expense, net	4.8	34.0	NM	(29.2)
Income (loss) before income tax provision	(132.1)	(189.3)	NM	57.2
Income tax provision	7.0	(16.9)	(70.7)%	23.9
Net income (loss)	$(139.1)	$(172.4)	NM	$33.3

Basic and diluted income (loss) per share	$(0.49)			$0.14
Basic and diluted weighted average shares outstanding	283.4			243.2
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

The following tables represent net sales by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional	$487.2	$522.4	$1,431.5	$1,490.6
Food & Beverage	177.7	158.7	515.0	471.2
Total	$664.9	$681.1	$1,946.5	$1,961.8

(in millions, except percentages)	Institutional		Food & Beverage		Total
Q3 2020 Net Sales	$522.4	76.7%	$158.7	23.3%	$681.1
Organic change (non-U.S. GAAP)	(40.0)	(7.7)%	15.2	9.6%	(24.8)	(3.6)%
Acquisition	—	—%	3.0	1.9%	3.0	0.4%
Constant dollar change (non-U.S. GAAP)	(40.0)	(7.7)%	18.2	11.5%	(21.8)	(3.2)%
Foreign currency translation	4.8	0.9%	0.8	0.5%	5.6	0.8%
Total change	(35.2)	(6.7)%	19.0	12.0%	(16.2)	(2.4)%
Q3 2021 Net Sales	$487.2	73.3%	$177.7	26.7%	$664.9

(in millions, except percentages)	Institutional		Food & Beverage		Total
Year to date Q3 2020 Net Sales	$1,490.6	76.0%	$471.2	24.0%	$1,961.8
Organic change (non-U.S. GAAP)	(109.6)	(7.4)%	23.1	4.9%	(86.5)	(4.4)%
Acquisition	4.7	0.3%	9.4	2.0%	14.1	0.7%
Constant dollar change (non-U.S. GAAP)	(104.9)	(7.0)%	32.5	6.9%	(72.4)	(3.7)%
Foreign currency translation	45.8	3.1%	11.3	2.4%	57.1	2.9%
Total change	(59.1)	(4.0)%	43.8	9.3%	(15.3)	(0.8)%
Year to date Q3 2021 Net Sales	$1,431.5	73.5%	$515.0	26.5%	$1,946.5

Institutional. Net sales decreased $35.2 million, or 6.7%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and decreased $59.1 million, or 4.0%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Foreign currency translation had a positive effect of $4.8 million and $45.8 million for the three and nine months ended September 30, 2021, respectively. On a constant dollar basis, net sales decreased $40.0 million, or 7.7%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and decreased $104.9 million, or 7.0%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

The Wypetech acquisition contributed $4.7 million of growth for the first half of 2021, and sales for the three months ended September 30, 2021 are included in the organic change category.

Organic sales decreased 7.7% and 7.4% for the three and nine months ended September 30, 2021, respectively. Recovery in certain geographic markets led to an increase in sales in areas that were primarily impacted by COVID-19 related shutdowns, particularly in restaurants, hotels, and entertainment facilities. This increase was more than offset by a decrease in revenue from Infection Prevention products as demand has slowed in the second and third quarters to levels below the peak demand from last year.

Food & Beverage. Net sales increased $19.0 million, or 12.0%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and increased $43.8 million, or 9.3%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Foreign currency translation had a positive effect of $0.8 million and $11.3 million for the three and nine months ended September 30, 2021, respectively. On a constant dollar basis, net sales increased $18.2 million, or 11.5%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and increased $32.5 million, or 6.9%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, respectively.

The SaneChem acquisition contributed $3.0 million and $9.4 million of growth for the three and nine months ended September 30, 2021, respectively.

Our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers were considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. The increase in sales is primarily driven by new customer wins, pricing actions, and the continued rollout of water treatment solutions.

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

Gross profit was $261.0 million and $270.2 million for the three months ended September 30, 2021 and 2020, respectively, and $773.0 million and $811.8 million for the nine months ended September 30, 2021 and 2020, respectively. Gross margin was 39.3% and 39.7% for the three months ended September 30, 2021 and 2020, respectively, and 39.7% and 41.4% for the nine months ended September 30, 2021 and 2020, respectively.

Gross profit for the three months ended September 30, 2021 was favorably impacted by $5.3 million of foreign currency translation, offset by a $0.9 million increase in share-based compensation related to the cash long-term incentive plan as a result of the IPO.

Gross profit for the nine months ended September 30, 2021 was favorably impacted by $27.0 million of foreign currency translation, offset by a $6.9 million increase in share-based compensation related to the cash long-term incentive plan as a result of the IPO.

Excluding the impact of foreign currency translation and share-based compensation, gross profit decreased by $13.6 million and $58.9 million for the three and nine months ended September 30, 2021, respectively. Gross profit in both periods was negatively impacted by lower sales volumes as described above, as well as additional freight costs, increased inflation, and higher labor and manufacturing costs, which were partially offset by other cost reduction initiatives and pricing actions.

Selling, general and administrative expenses. Selling, general and administrative expenses comprise primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $193.2 million and $189.0 million for the three months ended September 30, 2021 and 2020, respectively, and $642.5 million and $582.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The increase of $4.2 million during the three months ended September 30, 2021 was due in part to a $14.5 million increase in share-based compensation and $2.9 million of unfavorable foreign currency translation. The increase of $59.6 million during the nine months ended September 30, 2021 was due in part to a $91.2 million increase in share-based compensation and $18.7 million of unfavorable foreign currency translation. For both the three and nine months ended September 30, 2021, these increases in selling, general and administrative expenses were offset by decreases in the remaining selling, general and administrative expenses, primarily reflecting cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2020.

Transition and transformation costs. Transition and transformation costs were $7.5 million and $11.2 million for the three months ended September 30, 2021 and 2020, respectively, and $33.1 million and $20.0 million for the nine months ended September 30, 2021 and 2020, respectively. These costs consist primarily of professional and consulting services in areas such as information technology, controllership, tax, treasury, transformation services, debt refinancing, human resources, procurement and supply chain (which are non-operational in nature), in becoming a standalone company and preparing to become a publicly traded company. Costs incurred in preparing to become a publicly traded company were $11.3 million.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during the nine months ended September 30, 2021. We paid Bain Capital zero and $1.8 million in management fees for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $5.6 million in management fees for the nine months ended September 30, 2021 and 2020, respectively.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $24.2 million and $24.8 million for the three months ended September 30, 2021 and 2020, respectively, and $72.6 million and $74.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $19.8 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $22.4 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. These charges represent the exit of certain businesses that leased equipment to customers under sales-type leases and employee termination costs related to our initiatives to align our labor resources to our anticipated business needs. See Note 17 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Non-operating results. Our non-operating results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense	$25.8	$32.4	$97.4	$94.8
Foreign currency (gain) loss related to Argentina subsidiaries	(2.9)	(0.3)	(2.7)	0.3
Loss on extinguishment of debt	15.6	—	15.6	—
Other (income) expense, net	0.7	(11.7)	4.8	(29.2)
	$39.2	$20.4	$115.1	$65.9

Interest Expense. We incurred interest expense of $11.5 million, $7.4 million and $4.6 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes (as defined below) and other debt including interest rate swaps, respectively, during the three months ended September 30, 2021. We incurred interest expense of $19.0 million, $7.3 million and $3.0 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt including interest rate swaps, respectively, during the three months ended September 30, 2020.

We incurred interest expense of $41.8 million, $22.7 million and $11.3 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt including interest rate swaps, respectively, during the nine months ended September 30, 2021. We incurred interest expense of $56.2 million, $21.2 million and $9.2 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt including interest rate swaps, respectively, during the nine months ended September 30, 2020.

Amortization of deferred financing costs and original issue discount totaling $2.3 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $21.6 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively, are included in the interest expense line item disclosed above. Amortization expense increased during the nine months ended September 30, 2021 as the Company's U.S. Dollar Incremental Term Loan was fully repaid and the Euro Term Loan was paid down significantly using proceeds from the IPO, resulting in $14.0 million of accelerated interest amortization.

Foreign currency (gain) loss related to Argentina subsidiaries. On July 1, 2018, the economy of Argentina was designated as a highly inflationary economy under U.S. GAAP. Therefore, the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Argentine subsidiaries. As a result, we recorded $2.9 million and $0.3 million of foreign currency gain due to remeasurement for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million of foreign currency gain and $0.3 million of foreign currency loss due to remeasurement for the nine months ended September 30, 2021 and 2020, respectively.

Loss on extinguishment of debt. On September 29, 2021, the Company completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. The Company used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes.

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost and the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million were charged to Loss on Extinguishment of Debt during the three and nine months ended September 30, 2021.

Other (income) expense, net. Our other (income) expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$(0.8)	$(1.2)	$(2.9)	$(4.6)
Unrealized foreign exchange (gain) loss	(2.4)	(8.8)	5.2	(17.6)
Realized foreign exchange (gain) loss	5.5	(0.9)	6.1	(1.7)
Non-cash pension and other post-employment benefit plan	(4.3)	(3.5)	(12.0)	(9.7)
Release of tax indemnification asset	0.1	0.1	1.4	1.4
Factoring and securitization fees	1.4	1.3	3.6	3.2
Tax receivable agreement adjustments	—	—	4.1	—
Other, net	1.2	1.3	(0.7)	(0.2)
Total other (income) expense, net	$0.7	$(11.7)	$4.8	$(29.2)

We recorded $0.8 million and $1.2 million of interest income for the three months ended September 30, 2021, respectively, and 2020, and $2.9 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. The change in the interest income was primarily due to the fluctuation in interest rates on our cash balances.

We recorded $2.4 million of unrealized foreign exchange gain and $5.2 million of unrealized foreign exchange loss for the three and nine months ended September 30, 2021, respectively, and $8.8 million and $17.6 million of unrealized foreign exchange gain for the three and nine months ended September 30, 2020, respectively. The foreign exchange losses were primarily due to the weakening of the Euro versus the U.S. Dollar which had an unfavorable impact on our U.S. Dollar denominated debt and tax receivable agreement held at our Euro functional entity. The foreign exchange gains were primarily due to the strengthening of the Euro versus the U.S. Dollar which had a favorable impact on our U.S. Dollar denominated debt held at our Euro functional entity.

We recorded $5.5 million and $6.1 million of realized foreign exchange loss for the three and nine months ended September 30, 2021, respectively, and $0.9 million $1.7 million of realized foreign exchange gain for the three and nine months ended September 30, 2020, respectively. The realized foreign exchange losses were primarily caused by the refinancing of the Senior Secured Credit Facilities, see Note 8 — Debt and Credit Facilities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information, and by internal cash-pooling activity. The realized foreign exchange gains were primarily due to internal cash-pooling activity.

In accordance with the provisions contained in ASU 2017-07, we recorded net pension income of $4.3 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $12.0 million and $9.7 million for the nine months ended September 30, 2021 and 2020, respectively, reflecting the amount by which the expected return on plan assets exceeds the interest costs of the benefit obligation. We record net income when the expected return on plan assets exceeds the interest costs associated with these plans.

Income tax provision. For the three months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, non-deductible shared-based compensation, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the three months ended September 30, 2020, the difference in the statutory income tax provision and the recorded income tax provision was primarily attributable to estimated withholding taxes, and estimated book-tax differences that are permanent in nature.

For the nine months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to non-deductible shared-based compensation, an increase in the valuation allowance related to limitations on the deductibility of interest expense, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the nine months ended September 30, 2020, the difference in the statutory income tax provision and the recorded income tax provision was primarily attributable to estimated withholding taxes, estimated book-tax differences that are permanent in nature, and a change in our mix of earnings by jurisdiction.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Institutional	$84.3	$89.2	$233.5	$253.2
Food & Beverage	34.3	26.4	101.3	83.9
Total Segment Adjusted EBITDA	118.6	115.6	334.8	337.1
Corporate costs	(12.0)	(8.8)	(34.2)	(32.2)
Consolidated Adjusted EBITDA	$106.6	$106.8	$300.6	$304.9

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Q3 2020 Adjusted EBITDA	$89.2	83.5%	$26.4	24.7%	$(8.8)	(8.2)%	$106.8
Adj EBITDA margin	17.1%		16.6%				15.7%
Organic change (non-U.S. GAAP)	(5.6)	(6.3)%	6.8	25.8%	(3.3)	(37.5)%	(2.1)	(2.0)%
Acquisition	—	—%	1.2	4.5%	—	—%	1.2	1.1%
Constant dollar change (non-U.S. GAAP)	(5.6)	(6.3)%	8.0	30.3%	(3.3)	(37.5)%	(0.9)	(0.8)%
Foreign currency translation	0.7	0.8%	(0.1)	(0.4)%	0.1	1.1%	0.7	0.7%
Total change (U.S. GAAP)	(4.9)	(5.5)%	7.9	29.9%	(3.2)	(36.4)%	(0.2)	(0.2)%
Q3 2021 Adjusted EBITDA	$84.3	79.1%	$34.3	32.2%	$(12.0)	(11.3)%	$106.6
Adj EBITDA margin	17.3%		19.3%				16.0%

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Year to date Q3 2020 Adjusted EBITDA	$253.2	83.0%	$83.9	27.5%	$(32.2)	(10.6)%	$304.9
Adj EBITDA margin	17.0%		17.8%				15.5%
Organic change (non-U.S. GAAP)	(29.0)	(11.5)%	13.5	16.1%	(2.2)	(6.8)%	(17.7)	(5.8)%
Acquisition	1.3	0.5%	2.4	2.9%	—	—%	3.7	1.2%
Constant dollar change (non-U.S. GAAP)	(27.7)	(10.9)%	15.9	19.0%	(2.2)	(6.8)%	(14.0)	(4.6)%
Foreign currency translation	8.0	3.2%	1.5	1.8%	0.2	0.6%	9.7	3.2%
Total change (U.S. GAAP)	(19.7)	(7.8)%	17.4	20.7%	(2.0)	(6.2)%	(4.3)	(1.4)%
Year to date Q3 2021 Adjusted EBITDA	$233.5	77.7%	$101.3	33.7%	$(34.2)	(11.4)%	$300.6
Adj EBITDA margin	16.3%		19.7%				15.4%

Institutional. Adjusted EBITDA decreased $4.9 million, or 5.5%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and decreased $19.7 million, or 7.8%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Foreign currency translation had a positive effect of $0.7 million and $8.0 million for the three and nine months ended September 30, 2021, respectively. On a constant dollar basis, Adjusted EBITDA decreased $5.6 million, or 6.3%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and decreased $27.7 million, or 10.9%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

The Wypetech acquisition contributed $1.3 million of growth for the first half of 2021, and Adjusted EBITDA for the three months ended September 30, 2021 is included in the organic change category.

Adjusted EBITDA margin increased from 17.1% for the three months ended September 30, 2020 to 17.3% for the three months ended September 30, 2021, and decreased from 17.0% for the nine months ended September 30, 2020 to 16.3% for the nine months ended September 30, 2021. The decrease reflected a decline in gross profit margin due to lower sales volumes and higher freight costs, inflation, and higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which was partially offset by cost saving initiatives.

Food & Beverage. Adjusted EBITDA increased $7.9 million, or 29.9%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and increased $17.4 million, or 20.7%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Foreign currency translation had a negative effect of $0.1 million for three months ended September 30, 2021 and a positive effect of $1.5 million for the nine months ended September 30, 2021. On a constant dollar basis, Adjusted EBITDA increased $8.0 million, or 30.3%, during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, and increased $15.9 million, or 19.0%, during the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

The SaneChem acquisition contributed $1.2 million and $2.4 million of growth for the three and nine months ended September 30, 2021, respectively.

Adjusted EBITDA margin improved from 16.6% for the three months ended September 30, 2020 to 19.3% for the three months ended September 30, 2021, and from 17.8% for the nine months ended September 30, 2020 to 19.7% for the nine months ended September 30, 2021. The increase was driven by pricing actions and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global COVID-19 pandemic.

Corporate Costs. Corporate costs were $12.0 million and $8.8 million for the three months ended September 30, 2021 and 2020, respectively, and $34.2 million and $32.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase during the three and nine months ended September 30, 2021 was primarily due to an increase in the realized foreign exchange losses caused by internal cash-pooling activity.
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

The following table reconciles net income (loss) before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income (loss) before income tax provision (benefit)	$(22.9)	$20.1	$(132.1)	$57.2
Interest expense	25.8	32.4	97.4	94.8
Interest income	(0.8)	(1.2)	(2.9)	(4.6)
Amortization expense of intangible assets	24.2	24.8	72.6	74.0
Depreciation expense included in cost of sales	20.4	21.4	62.0	64.4
Depreciation expense included in selling, general and administrative expenses	2.9	2.3	6.9	6.2
EBITDA	49.6	99.8	103.9	292.0
Transition and transformation costs and non-recurring costs(1)	7.5	11.2	33.1	20.0
Restructuring and exit costs(2)	19.8	2.0	22.4	5.3
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.9)	(0.3)	(2.7)	0.3
Adjustment for tax indemnification asset(4)	0.1	0.1	1.4	1.4
Merger and acquisition-related cost (5)	—	0.9	—	0.9
Bain Capital management fee(6)	—	1.8	19.4	5.6
Non-cash pension and other post-employment benefit plan(7)	(4.3)	(3.5)	(12.0)	(9.7)
Unrealized foreign currency exchange gain (loss)(8)	(2.4)	(8.8)	5.2	(17.6)
Factoring and securitization fees(9)	1.4	1.3	3.6	3.2
Share-based compensation(10)	16.0	0.6	99.3	1.2
Tax receivable agreement adjustments(11)	—	—	4.1	—
Loss on extinguishment of debt(12)	15.6	—	15.6	—
Realized foreign currency exchange loss on debt refinancing(14)	4.5	—	4.5	—
Other items	1.7	1.7	2.8	2.3
Consolidated Adjusted EBITDA	$106.6	$106.8	$300.6	$304.9

The following table reconciles net income (loss) to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(17)	Net Income (Loss)	Basic and diluted EPS(17)
Reported (GAAP)	$(42.1)	$(0.14)	$13.0	$0.05
Amortization expense of intangible assets acquired	24.2	0.08	24.8	0.10
Transition and transformation costs and non-recurring costs(1)	7.5	0.02	11.2	0.05
Restructuring and exit costs(2)	19.8	0.07	2.0	0.01
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.9)	(0.01)	(0.3)	—
Adjustment for tax indemnification asset(4)	0.1	—	0.1	—
Merger and acquisition-related cost(5)	—	—	0.9	—
Bain Capital management fee(6)	—	—	1.8	0.01
Non-cash pension and other post-employment benefit plan(7)	(4.3)	(0.01)	(3.5)	(0.01)
Unrealized foreign currency exchange loss (gain)(8)	(2.4)	(0.01)	(8.8)	(0.04)
Factoring and securitization fees(9)	1.4	—	1.3	0.01
Share-based compensation(10)	16.0	0.05	0.6	—
Tax receivable agreement adjustments(11)	—	—	—	—
Loss on extinguishment of debt(12)	15.6	0.05	—	—
Accelerated expense of deferred financing and original issue discount costs(13)	—	—	—	—
Realized foreign currency exchange loss on debt refinancing(14)	4.5	0.01	—	—
Other items	1.7	0.01	1.7	0.01
Tax effects related to non-GAAP adjustments(15)	(18.2)	(0.05)	(7.1)	(0.03)
Discrete tax adjustments(16)	9.3	0.03	0.1	—
Adjusted (Non-GAAP)	$30.2	$0.10	$37.8	$0.16

	Nine Months Ended September 30,
	2021		2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(17)	Net Income (Loss)	Basic and diluted EPS(17)
Reported (GAAP)	$(139.1)	$(0.49)	$33.3	$0.14
Amortization expense of intangible assets acquired	72.6	0.26	74.0	0.30
Transition and transformation costs and non-recurring costs(1)	33.1	0.12	20.0	0.08
Restructuring and exit costs(2)	22.4	0.08	5.3	0.02
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.7)	(0.01)	0.3	—
Adjustment for tax indemnification asset(4)	1.4	—	1.4	0.01
Merger and acquisition-related cost(5)	—	—	0.9	—
Bain Capital management fee(6)	19.4	0.07	5.6	0.02
Non-cash pension and other post-employment benefit plan(7)	(12.0)	(0.04)	(9.7)	(0.04)
Unrealized foreign currency exchange loss (gain)(8)	5.2	0.02	(17.6)	(0.07)
Factoring and securitization fees(9)	3.6	0.01	3.2	0.01
Share-based compensation(10)	99.3	0.35	1.2	—
Tax receivable agreement adjustments(11)	4.1	0.01	—	—
Loss on extinguishment of debt(12)	15.6	0.06	—	—
Accelerated expense of deferred financing and original issue discount costs(13)	14.0	0.05	—	—
Realized foreign currency exchange loss on debt refinancing(14)	4.5	0.02	—	—
Other items	2.8	0.01	2.3	0.01
Tax effects related to non-GAAP adjustments(15)	(42.6)	(0.16)	(19.2)	(0.06)
Discrete tax adjustments(16)	2.6	0.01	(1.9)	(0.01)
Adjusted (Non-GAAP)	$104.2	$0.37	$99.1	$0.41

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

(2) Includes costs related to restructuring programs and business exit activities. See Note 17 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

(5) These costs consisted primarily of investment banking, legal and other professional advisory services costs.

(6)    Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the nine months ended September 30, 2021.

(7) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(8) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(9) On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. See Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(10) Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 16 — Share-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(11) Represents the adjustment to our Tax Receivable Agreement liability primarily due to changes in tax laws that impact the realizability of the attributes of the Tax Receivable Agreement. See Note 13 — Income Taxes in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(12)    Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 8 — Debt and Credit Facilities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(13) Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as the Company's U.S. Dollar Incremental Term Loan was fully repaid and the Euro Term Loan was paid down significantly using proceeds from the IPO.

(14) For the three and nine months ended September 30, 2021, the Company incurred a realized foreign currency exchange loss of $4.5 million related to the refinancing of the Senior Secured Credit Facilities. See Note 8 — Debt and Credit Facilities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(15)    The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(16) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(17) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity in excess of cash from operating activities has been through our Revolving Credit Facility. As of September 30, 2021, we had cash and cash equivalents of $68.8 million and unused borrowing capacity of $440.3 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Net cash provided by (used in) operating activities	$(110.9)	$50.0	$(160.9)
Net cash used in investing activities	$(42.3)	$(34.2)	$(8.1)
Net cash provided by financing activities	$31.6	$34.8	$(3.2)

Operating Activities

Cash flows from operating activities decreased $160.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, and was primarily attributable to a reduction in net income $172.4 million and unfavorable fluctuations in working capital items totaling $86.4 million, which were partially offset by an increase in the non-cash portion of share-based compensation and restructuring and exit costs of $82.9 million. The changes in working capital reflect unfavorable fluctuations in trade receivables of $83.1 million (primarily relating to the securitization of receivables in 2020) and other assets and liabilities of $75.1 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by favorable fluctuations in inventory of $30.1 million (primarily relating to the increase in 2020 due to COVID-19) and accounts payable of $41.7 million (primarily related to the change in inventory).

Investing Activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and our securitization program for receivables, as well as capital investments in the business.

Cash received from beneficial interests on sold receivables was $40.1 million and $54.5 million for the nine months ended September 30, 2021 and 2020, respectively. Our investments in dosing and dispensing equipment and capital expenditures totaled of $70.0 million and $56.9 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, in 2021 we purchased certain assets of Tasman Chemicals and entered into a global exclusive license agreement with Halomine, Inc. for their patented HaloFilmTM disinfectant technology, and our total cash paid for acquisitions was $12.4 million.

Financing Activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO, and borrowings and repayment of debt.

We received net proceeds from our IPO of $725.7 million, and combined with amending our credit facilities as noted below, paid down long-term borrowings of $667.8 million during the nine months ended September 30, 2021. Additionally, we paid $42.7 million in deferred financing costs, original issue discount costs and bond redemption premium costs during the nine months ended September 30, 2021, primarily related to amending our credit facilities. Net proceeds received from the revolving credit facility and long-term borrowings were $30.7 million for the nine months ended September 30, 2020.

Debt Capitalization. We had $68.8 million and $192.9 million of cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively. The following table details our debt outstanding:

(in millions)	September 30, 2021	December 31, 2020
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,500.0	$—
2017 U.S. Dollar Term Loan	—	873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	—	1,146.9
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	—
2017 Senior Notes	—	548.5
Short-term borrowings	16.5	0.4
Finance lease obligations	3.9	5.2
Financing obligations	23.5	22.5
Unamortized deferred financing costs	(40.6)	(39.6)
Unamortized original issue discount	(9.0)	(6.2)
Total debt	1,994.3	2,700.3
Less: Current portion of long-term debt	(11.4)	(13.2)
Short-term borrowings	(16.5)	(0.4)
Long-term debt	$1,966.4	$2,686.7

On September 29, 2021, we entered into an amendment of our Senior Secured Credit Facilities, which was previously comprised of a $900.0 million senior secured U.S. dollar denominated term loan (the “2017 U.S. Dollar Term Loan), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the 2017 U.S. Dollar Term Loan, the "Term Loan Facility") and a $450.0 million revolving credit facility (the “Revolving Credit Facility,” together with the "Term Loan Facility", the "Senior Secured Credit Facilities").

The amendment provided for the repayment of the 2017 U.S. Dollar Term Loan in the amount of $868.5 million and the Euro Term Loan in the amount of $535.7 million. The amendment also provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan” and, together with the Revolving Credit Facility, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. At September 30, 2021, the interest rate for the 2021 U.S. Dollar Term Loan is 3.50%. At September 30, 2021, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

Prior to amending the Senior Secured Credit Facilities, in the first and second quarters of 2021, we used proceeds from the IPO of $725.7 million to pay off the U.S. dollar incremental term loan (refer to Note 8 —  Debt and Credit Facilities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding this loan) and pay down the Euro Term Loan.

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of 2021 Senior Notes due 2029 in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 2017 Senior Notes, pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At September 30, 2021, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

We redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium.

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes (collectively, the "Refinancing Transactions"), we also entered into a series of derivative agreements to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S dollar denominated debt. The Refinancing Transactions extended the maturities of the debt and decreased the interest rates, and combined with the new derivatives, will reduce our future interest expense. Assuming that interest rates on the floating-rate debt remain constant, we anticipate annual interest expense savings to be in excess of $11.0 million, which could increase to $14.0 million by further reducing the interest rate for the 2021 U.S. Dollar Term Loan, upon achieving a Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) of less than or equal to 4.50 to 1.00.

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

Factoring of Trade Receivables. On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey subsidiaries located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed receivable purchase agreements. Factofrance charges a 0.10% factoring fee and a 0.05% debtor credit default commission on the face value of receivables sold and paid. In addition, Factofrance charged a financing fee based on Factofrance advances made on remaining uncollected receivables. Factofrance also charged a quarterly commitment fee of 0.10% of the maximum total funding amount, which is $175.4 million at September 30, 2021. We were required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance. On October 25, 2021, we terminated our agreement with Factofrance and amended our arrangement with PNC to include the European customer receivables that were previously covered by our agreement with Factofrance and to increase the maximum funding from $75.0 million to up to $100.0 million for receivables sold.

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

Interest rate risk. We are exposed to market risk associated with changes in interest rates, and are subject to interest rate risk associated with our New Senior Secured Credit Facilities. The primary purpose of our cash flow hedging activities is to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S dollar denominated debt. We will continue to evaluate various hedging strategies that we may put in place in the future with respect to interest rate risk. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows.

We have $500.0 million of fixed rate debt as a result of the issuance of the Company's 2021 Senior Notes. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows.

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our interest expense by approximately $2.5 million per year.

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

Approximately 79.9% of our net sales for the nine months ended September 30, 2021 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. During 2021, we have seen unprecedented inflation impact the cost of our raw materials, packaging and transportation and expect that trend to continue in the fourth quarter. We have taken actions to mitigate inflation through cost control, raw material substitutions and more efficient logistics practices, as well as pricing actions. However, we cannot guarantee the negative impacts of inflation can be fully recovered.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Indenture, dated as of September 29, 2021, by and among Diamond (BC) B.V., the Guarantors party thereto and Wilmington Trust, National Association. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2021).

4.2	Form of 4.625% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2021).
10.1
Third Amendment, dated September 29, 2021, to the Credit Agreement, dated as of September 6, 2017, by and among BCPE Diamond Netherlands Topco, B.V., Diamond (BC) B.V., the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch as the administrative agent, the collateral agent and a letter of credit issuer party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2021).

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

Date:    November 5, 2021

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer