Form 10-K
period 2021-12-31
Diversey Holdings, Ltd.
filed 2022-03-11
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☒

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
Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting company    ☐    Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter: $916,165,382, based on a closing price of registrant’s Ordinary Shares of $17.91 per share.

As of January 31, 2022, there were 318,639,592 shares of the registrant's Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual General Meeting of Shareholders to be held May 4, 2022, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2021 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

DIVERSEY HOLDINGS, LTD.
FORM 10-K
For the Year Ended December 31, 2021

PART I

Except where the context otherwise requires, references in this Form 10-K to “Diversey,” “Company,” “we” and “our” are to Diversey Holdings, Ltd. and its subsidiaries, collectively.

Item 1. Business.
Our Business

Our Mission. Diversey’s mission is to protect and care for people through leading hygiene, infection prevention and cleaning solutions. We develop and deliver innovative, mission-critical products, services and technologies that save lives and protect our environment.

Our Foundation. Over the course of 99 years, the Diversey brand has become synonymous with product quality, service and innovation. Our fully-integrated suite of solutions combines patented chemicals, dosing and dispensing equipment, cleaning machines, services and digital analysis and serves more than 85,000 customers in over 80 countries via our vast network of approximately 8,700 employees globally. We are the leading global pure play provider to the approximately $32 billion cleaning and hygiene industry for the Institutional and Food & Beverage markets, where we hold the first or second position in the key markets in which we operate. We are also one of only two large, global players able to serve global strategic accounts (“GSAs”). We consider our scale to be a distinct competitive advantage given the fragmentation of our industry, and our customer relationships are deep and longstanding, resulting in highly recurring revenue streams.

Our Value Proposition. We are a trusted partner to our customers in delivery of hygiene, infection prevention, and cleaning solutions that provide peace of mind and help our customers maintain their brand integrity and grow their businesses. Through our end-to-end, repeatable services, we focus on achieving the following outcomes for our customers:

• Improved hygiene, infection prevention and cleaning results
• Improved operational efficiency and environmental sustainability
• Reduced costs
• High consistency and high standards across customer locations and geographies
Our customer engagement model drives a virtuous circle of customer acquisition, service expansion, and long-term retention that enables our history of strong growth and resiliency. Through our customer engagement model we strive to:

• Understand Customer Needs and Goals. We partner with customers to determine what matters most to them, with a focus on outcomes rather than specific products.
• Design Custom Solutions. We then design custom solutions, leveraging our more than 1,400 patents and patent applications from our library of more than 2,000 unique chemical formulations as well as our extensive and differentiated suite of dosing and dispensing equipment and floor care machines.
• Integrate Solutions with Customer Workflows. We train our customers’ end users on how to operate the products and equipment that make up our customized solutions, with a specific focus on health and safety considerations, sustainability, and service requirements.
• Optimize Performance. After implementation, we remain engaged with our customers on a regular basis and leverage our digital monitoring capabilities to ensure their equipment is operating properly, the workforce is fully trained, and solutions are optimized.

• Expand the Value Proposition. As we continue to engage with our customers, we continually review our performance, compare ourselves against benchmarks, and work to identify ways to expand or enhance our services through new products and innovation, creating ‘win-win’ solutions for us and our customers, and further solidifying our partnership.
Initial Public Offering. On March 29, 2021, we completed an initial public offering of 46,153,846 Ordinary Shares at a public offering price of $15.00 per Ordinary Share, receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses (the "IPO"). On April 9, 2021, we issued and sold an additional 5,000,000 Ordinary Shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expense. Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

On November 15, 2021, we issued and sold 15,000,000 Ordinary Shares at a public offering price of $15.00 per Ordinary Share, receiving $214.4 million in net proceeds, after deducting the underwriting discount and offering expenses.

Prior to the formation of Diversey Holdings, Ltd., the organizational structure consisted of Constellation (BC) 2 S.à r.l ("Constellation"), which was incorporated on June 30, 2017, and organized under the laws of Luxembourg as a Société à Responsabilité Limitée for an unlimited period under the direction of Bain Capital, LP (“Bain Capital”). Diamond (BC) B.V., an indirect wholly-owned subsidiary of Constellation, was formed on March 15, 2017 for the purpose of consummating the acquisition of the Diversey Care division and the food hygiene and cleaning business of Sealed Air Corporation (“Sealed Air”) (together, the “Diversey Business”), including certain assets and all the capital stock of certain entities engaged in the Diversey Business (the “Diversey Acquisition”), which acquisition closed on September 6, 2017.

Our Business Segments

We report our results of operations in two segments: Institutional and Food & Beverage.

Institutional Segment

We hold leading market positions in our regional core markets and believe we held the number one or number two market position in North America, Europe, the Middle East and Africa, Latin America and the Asia-Pacific region based on net sales for 2021. Our Institutional segment generated $1,918.4 million in net sales and $319.8 million in Adjusted EBITDA, which implies 16.7% margins for the year ended December 31, 2021.

Our high performance Institutional solutions are designed to enhance cleanliness, safety, environmental sustainability, and efficiency for our customers. We offer a broad range of products, services, solutions, equipment and machines including infection prevention and personal care products, floor and building care chemicals, kitchen and mechanical warewash chemicals and machines, dosing and dispensing equipment, and floor care machines. We also offer a range of engineering, consulting and training services related to productivity management, water and energy management and risk management, supported by data provided through our digital solutions. We deliver these solutions to customers in the Healthcare, Education, Food Service, Retail & Grocery, Hospitality, and Building Service Contractors industries.

Our Institutional segment’s revenue base is recurring and stable due to the ‘sticky’ nature of our business model. Not only are our cleaning products consumable in nature and require periodic replacement, generating highly recurring revenue, but the optimal application of our chemicals is also controlled by our proprietary dosing and dispensing equipment installed at customer sites, which increases customer switching costs and generates operating efficiencies for our customers.

Key Institutional products and services include:

Infection Prevention: Hard Surface & Personal Care. We manufacture, source, market, sell and provide services for infection prevention and personal care products. Our products are designed to enhance the safety and well-being of our customers’ employees and visitors by reducing the risk of infection at our customers’ facilities. Our products are offered in many different formats, including wipes, ready to use chemicals, and concentrates and they are dispensed through portable dosing systems, canisters, spray bottles, large-format totes, and automated wall-mounted dilution systems, among others. Many of our products rely on Diversey-owned propriety technology including our patented AHP® formulation, our IntelliCare® dispensers and our MoonBeam™ 3 UV disinfection technology.

Floor & Building Care Chemicals. We manufacture, source, market, sell and provide services for Floor and Building Care Chemicals. Our chemicals are offered in many different formats and tailored towards all segments and sizes of customers. Formats include ready-to-use chemicals as well as concentrates that are dispensed through portable and automated wall-mounted dosing and dilution control systems.

Our floor care products combine chemicals, tools, machines, and services to deliver cleaner, safer floors while lowering operational costs to maintain the floor. Key products include floor strippers, cleaners, maintainers, finishes, sealers, carpet care, concrete and stone care, and wood care. Many of our chemical formulas rely on Diversey-owned propriety polymer technology including our floor finish Signature® and use our patented Diamond floor polishing technology Twister™.

Our building care products are designed to enhance our customers’ experience by increasing productivity and safety and optimizing the total cost of ownership by reducing the usage of chemicals, water and labor at their sites. Key products include restroom cleaners, glass cleaners, general purpose cleaners, and air care. Many of our products rely on Diversey-owned propriety closed-loop chemical dispensing technologies including our patented The J-Fill® QuattroSelect® wall mounted system and our J-Flex™ / RTD® portable dilution technologies. In addition, many customers apply these chemicals and concentrates with Diversey-sourced and owned cleaning tools including our proprietary TASKI® Jonmaster workstations and trolleys, as well as other microfiber floor and surface tools and consumables.

Kitchen, Mechanical Warewash Chemicals and Machines. We manufacture, source, market, sell and provide services for kitchen and mechanical warewash solutions. Our products are designed to optimize our customers' resource utilization and chemical efficiency as well as protect their brand in compliance with hygiene, safety and sustainability standards. Our products include a full range of ready-to-use and concentrated chemistry that is available in many different sizes and packaging formats as well as dosing and dispensing systems that are either portable or wall mounted for spray, bucket and sink applications. Our products cover a complete range of applications and methods in kitchen cleaning and mechanical warewash for all sizes of customer sites. Many of our products rely on Diversey-owned patented chemistry formulas such as Suma® Dime or Suma Glass Protect, proprietary dosing and dispensing systems such as Divermite® and DiverFlow®, as well as our proprietary connected dishwashing monitoring system IntelliDish®.

Laundry. We manufacture, source, market, sell and provide services for fabric care. Our solutions and application expertise are designed to enhance guest experience, extend linen life, improve hygiene, reduce operational costs and promote sustainability. Our product offerings consist of a full range of fabric care chemistries to support both on-premise and commercial laundry operations and are available in different packaging formats, including ready-to-use and concentrated solutions and correlating wall mounted dosing and dispensing systems. Many of our products rely on Diversey-owned patented chemistry formulas such as Clax® Advance and Xcellence, for low and high temperature washing, as well as our proprietary IntelliLinen® dispensing system which includes remote monitoring.

Dosing & Dispensing Equipment. We manufacture, market, sell and provide technical services for dosing and dispensing equipment for a wide variety of applications in all of our core businesses. Applications include dilution and dosing platforms for Infection Prevention, Building Care, Kitchen Care, Mechanical Warewash, Food & Beverage and Fabric Care, among others. Our product offering is designed to protect our customers' brands and enhance the safety and sustainability profile of our chemicals while also optimizing productivity and operational costs for our customers. Many of our products rely on Diversey-owned closed-loop chemical dispensing technologies including our proprietary Divermite® wall mounted systems, patented SmartDose® portable dosing system, as well as the Diversey owned SafePackTM technology.

Floor Care Machines. We manufacture, market, sell and provide services for floor care machines under the TASKI® brand. Products cover all indoor cleaning needs and are designed to enhance our customers’ efficiency and productivity in a wide variety of floor cleaning tasks. Our product offering is tailored for all sizes of hard and soft floor types and consists of floor scrubber driers, wet and dry vacuums, single discs, sprayers, steam cleaners and carpet machines.

The TASKI® machines rely on many Diversey-owned patented and proprietary features and technologies including our intelligent squeegee design, our IntelliFlowTM speed dependent solution dosing, and the IntelliTrail® fleet management system, among others.

Food & Beverage Segment

We believe we held the number one or number two market position in Europe, the Middle East and Africa, Latin America and the Asia-Pacific region based on net sales for 2021. On December 3, 2021, we acquired Birko Corporation, a North American manufacturer of food safety chemical solutions for the Food & Beverage segment, and Chad Equipment LLC, a subsidiary of Birko Corporation, which manufactures food safety equipment for the Protein industries. This acquisition strengthens our market presence in the United States and Canada, enhances our scale, service and product offering, and creates numerous cross-sell and revenue opportunities as a truly global provider in the food and beverage industries. We believe this acquisition elevates us to the number one or number two market position in North America. Our Food & Beverage segment generated $700.5 million in net sales and $133.7 million in Adjusted EBITDA, which implies 19.1% Adjusted EBITDA margins for the year ended December 31, 2021.

Our Food & Beverage products are designed to maximize the hygiene, safety, and efficiency of our customers’ production and cleaning processes while minimizing their impact on the natural resources they consume. We offer a broad range of products, solutions, equipment and machines including chemical products, engineering and equipment solutions, knowledge-based services, training through our Diversey Hygiene Academy, and water treatment. We deliver these solutions to enhance food safety, operational excellence, and sustainability for customers in the Brewing, Beverage, Dairy, Processed Foods, Pharma, and Agriculture industries.

Our Food & Beverage segment's revenue base is also recurring and stable. Our Cleaning-In-Place (“CIP”) and Open Plant Systems integrate our chemicals, lubricants, floor care equipment, and cleaning and dispensing tools, while our highly skilled technical application experts help customers achieve production efficiencies through customized solutions that utilize our products. The highly integrated and customized nature of the resulting solutions drive operational efficiencies as well as high switching costs for our customers, leading to very high customer retention. The recent addition of water treatment solutions to our Food & Beverage segment also fulfills a longstanding customer need for a bundled solution and offers future opportunities for cross-selling.
Key Food & Beverage products and services include:

Chemical Products. We manufacture, source, market, sell and provide services for Food & Beverage chemicals. Our products consist of a full range of chemistry, equipment and expertise to enhance Food & Beverage manufacturing operations. Key solutions include cleaning-in-place systems, bottle care, conveyor lubrication, membrane cleaning, open plant cleaning, fogging systems, and farm hygiene. Many of our products rely on proprietary chemistry formulas and dosing and dispensing equipment, such as CIP systems which are designed to efficiently clean and disinfect our customers’ enclosed processing equipment, and Divo® BottleCare which increases the lifespan of our customers’ equipment and reduces their total glass consumption.

Engineering & Equipment Solutions. We market, sell and provide engineering services for our Food & Beverage customers. Our solutions include complete hygiene centers for cold aseptic filling, automated external filler and conveyor cleaning, centralized and decentralized foam stations that help reduce overall cleaning times, and hot water washing and pasteurizing equipment for meat harvesting and processing operations. We are able to respond quickly and efficiently to our customers’ engineering needs, offering full project management for the design and installation of hygiene and sanitation systems.

Knowledge-Based Services. We market, sell and provide knowledge-based services ("KBS") to the Food & Beverage industry. Our KBS offering provides a holistic approach to constantly measure, monitor and improve operational efficiency and food safety throughout our customers’ operations. This offering also addresses key industry challenges related to productivity, water and energy usage, yield management, and food safety. The KBS solutions we offer are Diversey-owned and include Aquacheck, which is a site-tailored approach to water management, and Diversey-patented CIPTEC technology, which enables determination of the efficiency of CIP and verification of the hygiene of production lines.
Training. We market, sell and provide training for the Food & Beverage industry. The Diversey Hygiene Academy provides e-learning for Food & Beverage manufacturing professionals. A wide range of proprietary courses are available in multiple languages and have been accredited by the Continuous Professional Development Certification Service.

Water Treatment. We manufacture, market, sell and provide technical services for water treatment within Food & Beverage production facilities. Our products are designed to enhance both effectiveness and efficiency as well as reduce costs by combining Diversey chemicals and equipment with water treatment capabilities to provide a holistic approach to process, water and production hygiene management in the Food & Beverage industry. Our products cover a wide range of Diversey-owned chemical and equipment solutions for asset, process and product protection, utility usage, water hygiene and regulatory compliance across heating and cooling systems, specialized Food & Beverage processes, and wastewater treatment.

In 2021, we entered into a global partnership agreement with Solenis, a leading global producer of specialty chemicals for water-intensive industries, including the pulp, paper, oil and gas, petroleum refining, chemical processing, mining, biorefining, power and municipal markets. Solenis' product portfolio includes a broad array of process, functional and water treatment chemistries as well as state-of-the-art monitoring and control systems. These technologies are used by customers to improve operational efficiencies, enhance product quality, protect plant assets and minimize environmental impact. With this partnership, we are Solenis’ distribution partner for its complete portfolio of water and process treatment chemicals to the Food & Beverage industry.

Pharmaceutical & Agriculture. We manufacture, market, sell and provide services for the Pharmaceutical and Agricultural markets. In addition to providing the necessary products, we partner with our customers to identify the unique cleaning and disinfection procedures to address their needs and to ensure safe, sustainable and efficient pharmaceutical and agricultural production. Our product offering consists of a full range of chemistry, equipment and services. Many of our products rely on Diversey-owned proprietary chemistry formulas and patented dosing and dispensing equipment such as the Deosan® Dairy Farming.

Our Sustainability Strategy

Protect. Care. Sustain. This will guide our environmental, social and governance ("ESG") priorities and actions. ESG is core to how we create value and drive growth. The strategy is supported by both 2030 goals and near-term targets which will further reduce our environmental footprint, address social inequality and deliver solutions to help our customers reach their own sustainability goals.

Our strategy builds upon Diversey’s longstanding sustainability mission:

We protect our planet and conserve natural resources. We care about our people, our partnerships, and our customers and are committed to address critical social challenges and reduce risk in our operations. We work tirelessly to sustain the highest standards in responsible business practices and transparency.

In the development of all products and services, we adhere to a green cleaning philosophy. This is defined as the use of cleaning products, equipment and methods that protect the health of building occupants, lower the total cost of cleaning and prevent environmental impacts. Green cleaning also considers chemicals’ and materials’ end of life to ensure that their disposal does not harm the environment. This ensures that all Diversey products and services are designed to enhance not only cleanliness and efficiency, but also safety and environmental sustainability for our customers and communities. In 2021, we also made additional investments to expand our product, services, and capabilities.

Hundreds of Diversey products are third-party certified, verifying that they meet the highest health, safety and sustainability standards. Among the certifications that our products feature:

• Cradle-to-Cradle
• EPA (Safer Choice)
• EU Ecolabel
• Green Seal
• Nordic Swan
• UL Environment: ECOLOGO, GREENGUARD

Sustainability is core to the value proposition we provide our customers. We partner with our customers to design solutions that enable them to meet their effectiveness, efficiency, and sustainability goals. Given how engrained our products and services are in our customers’ operations, we are in a position to help them improve their performance in almost all key environmental areas, including reducing water, transportation, energy, greenhouse gas, packaging, waste, and chemical usage, as well as helping them extend equipment and product life and improve chemical and employee safety.
Our comprehensive approach to sustainability is also reflected in our commitment to our own employees. We have set internal goals to eliminate recordable workplace injuries, train 100% of our employees on our Code of Conduct, and strengthen our community relations in the locations in which we operate. Protecting and caring for our people also means investing in their future. We believe in providing our employees with resources to help them develop leadership capabilities and advance their careers. We seek to maintain a company culture that fosters a true sense of purpose among our people that we believe will drive long-term success.

Finally, we lead by example by improving the environmental impact of our own operations. We have identified ambitious operational goals to continue to reduce and improve the impact we have on our planet by 2025. Key goals include, but are not limited to, a 10% reduction in energy intensity, greenhouse gas emission intensity, and waste to landfill, a 5% reduction in water use intensity, reducing our packaging footprint, and achieving 100% compliance with our Responsible Chemistry Policy.

As we look to the future, we believe sustainability will continue to grow in importance for our customers. We are investing heavily and are well positioned to support our customers’ growing needs in this area, and as we do so, we will have the opportunity to further embed ourselves in their operations and grow with them.

We team up with customers to forge socially responsible circularity. We operate three social impact initiatives called Soap For Hope, Linens For Life, and Coffee Briques that illustrate our long-standing commitment to sustainability. Instead of discarding materials in landfills at the end of their useful life, we repurpose, or “upcycle,” soap products, linens and coffee briques in ways that create economic and social value, particularly for people in need. In recognition of the value of these initiatives and their benefit to the community, we were awarded 'Asia's Best Community Care Company of the Year'.

We believe our mission, culture, and social impact initiatives increase our employee engagement and ultimately lead to creating value and innovation for our employees, customers, and stakeholders.
Our Business Operations

Manufacturing and Supply Chain Inputs. We manufacture a diverse portfolio of finished goods utilizing a combination of internal manufacturing facilities and strategic contract manufacturing. We maintain a global manufacturing network, operating 26 facilities on a global basis, with six factories in North America, ten factories in Europe, three factories in the Middle East and Africa, three factories in Latin America and four factories in the Asia-Pacific region. Our facilities provide a strong base of owned and leased production facilities in established geographies and key emerging markets.

Our manufacturing strategy consists of using both internal and external manufacturing, which enables a flexible and geographically effective supply chain network for our solutions. Contract manufacturing complements our internal manufacturing capabilities and supports our existing offerings as well as innovations and new product launches, while also allowing us to pursue an asset-light business model. We contract with approximately 25 large strategic contract manufacturers which we believe efficiently augment our global supply chain network with additional geographic coverage and production capabilities. In developed markets, we use these strategic contract manufacturers to leverage variable capacity for unique production capabilities. In emerging markets, contract manufacturers provide strategic capacity where we do not yet have critical mass. Where contract manufacturing is used, the production processes mirror those of our internal manufacturing plants to ensure quality control. In total, we also use approximately 350 third-party manufacturers for sourcing highly unique or specialty products included in our product portfolio.

Our primary raw material inputs include caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates, fragrances and wipes substrate material, all of which are generally available from multiple suppliers. Our packaging purchases include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Our equipment and accessories purchases include dilution control equipment, warewashing and laundry equipment, floor care machines, air care dispensers, floor care applicators, mops, microfiber, buckets, carts and other items used in facility maintenance.

We have long-term relationships with an extensive network of suppliers. Supplier contracts are typically multiyear, with set pricing and renewal features built in and flexibility to adjust prices on the basis of underlying fluctuations in raw material costs. The majority of our critical raw material inputs are common to the industry and produced in all regions by multiple large, global suppliers, ensuring attractive input prices. We believe most components related to raw materials, equipment and accessories are readily available from multiple sources and to the extent possible, we offset higher costs of materials through pricing increases.

We generally operate on a yearly contracting cycle, using competitive request for proposal, or RFP, processes, e-auctions and open market events to select suppliers. Supply agreements are generally requirement-based, linked to demand in the annual operating plan and contain no or minimal contingent liability extending beyond one to two years.

Sales and Marketing. We reach customers through a combination of direct sales channels and distribution channels. Direct sales channels represented approximately 80% of our net sales for the year ended December 31, 2021, including “ship-through” sales, which involve a distributor-facilitated fulfillment where the customer relationship is managed by Diversey, while distribution channels represented the remaining 20% of our sales for the year ended December 31, 2021. We employ a balanced marketing strategy with a global direct sales force as well as a broad network of third-party distributors in key locations, whereas many of our competitors sell solely or primarily through third-party distributors. We believe that this hybrid sales approach differentiates us, as our direct-sales capability is highly valued by many of our customers given the increasing importance of hygiene, while our use of third-party distributors helps us optimize operations in a cost-effective manner.

Our manufacturing network is supported by a global customer facing team of approximately 5,700 sales, marketing, technical service and customer service representatives. Our direct sales force manages relationships with our large global and regional customers while our third-party distributor partners enable us to reach end-users that would not be as efficient for us to serve on a direct basis. We have invested in extensive training for our direct sales force and the management of our distributor network, and we support our sales force with a deep bench of technical service representatives.

Our global strategic accounts help differentiate us from many of our competitors and are a source of significant market insight and growth through our “acquire, retain, and grow strategy”. Global strategic accounts help us build long-term contractual relationships, set standards of hygiene, infection prevention and cleaning, facilitate adoption of industry best practices, and provide a platform for local growth. In our Institutional business we have approximately 60 global strategic accounts, representing approximately 20% of our net sales for the year ended December 31, 2021, and a robust pipeline of strategic accounts with projects under implementation and opportunities to win substantial incremental sales. Sales for our global strategic accounts in 2021 were slightly below 2020 due to the impact of the COVID-19 pandemic, which has negatively impacted some of the sectors in which we operate (Retail, Building Service Contractors and partially in Food Service).

Research and Development. We maintain significant R&D capabilities to ensure we continue to remain an innovator and technological leader. We develop new products, applications, services, and processes while providing technical assistance to improve our customers’ operations. We are increasingly leveraging our digital capabilities in R&D, which we believe further differentiates us from our competitors.
Our value proposition is rooted in the integration of our proprietary technologies with our customers’ manufacturing and service delivery value chain. We have R&D and application support facilities in locations around the globe, including in North America, South America, Europe and Asia, to facilitate hands-on interaction with our customers. Our R&D engineering personnel innovate through both internal creation and development as well as through identifying and integrating third-party resources and technologies. We maintain a robust pipeline of new product development projects, which are in various stages of discovery and development.

Customers. Our Institutional and Food & Beverage segments serve customers across a wide variety of stable and growing end-markets. We are one of only two global players with the capabilities to serve GSAs, which represents more than 20% of our revenues. Approximately 84% of our customer relationships exceed 10 years in length. We have minimal customer concentration and high customer diversity as our largest customer accounted for 2.0% of our net sales for the year ended December 31, 2021, while our top 10 and 50 customers represented 13% and 26% of our net sales over the same period, respectively. Our highly fragmented customer base adds to the stability of our revenue streams as activity across different customer groups is very diverse and independent of activity among other customer verticals.

Our end-users span a wide range of business verticals, including, among other, healthcare, food service, retail and grocery, educational institutions, food and beverage, building service contractors, cash and carry establishments, government institutions, industrial plants, and on-premises laundry.

Our customers value both the products we sell as well as our application expertise, deep industry process knowledge, and project engineering capabilities. These capabilities maximize product and operational efficiency for our customers, resulting in sticky relationships. Additionally, we provide customized solutions for customers that are integrated into their sites, which encourage mutual investment in infrastructure and expands our value proposition, resulting in customer loyalty and retention.

Our Competition

In general, the markets in which we operate are led by two large companies: Diversey and Ecolab Inc., with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our business competes on the basis of its demonstrated value, technical expertise, innovation, chemical formulations, customer support, detection equipment, monitoring capabilities, and dosing and dispensing equipment. Given our scale and global reach, we are able to uniquely service GSAs and provide consistent, quality solutions across sites. Our machines also differentiate us from our competitors, as no other competitor offers an equivalent range of product and service offerings, as well as machines, allowing us to provide our customers with end-to-end solutions.

Our scale provides a competitive benefit versus smaller local or regional competitors, as we are able to leverage our distribution network to service smaller customers in a cost-effective way.

Given the size and fragmented nature of the markets in which we operate, we do not currently have significant concern about our competition.

We believe that the fragmented nature of our markets, combined with our flexible go-to-market strategy and diverse product and solution set, should enable Diversey to grow organically and via an acquisition strategy.

Our Intellectual Property

We strategically manage our portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. Specifically, we rely upon trade secrets to protect the formulation of many of our chemical products, as well as our manufacturing processes. We own or license patents and trademarks which are used in connection with our business. Some of these patents or licenses cover significant product formulations and processes used to manufacture our products. As of December 31, 2021, we held over 1,400 patents in the United States and foreign countries, and have numerous pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

The trademarks of major products in each business are registered in key jurisdictions or licensed from third parties. Certain intellectual property is also protected by confidentiality agreements or other agreements with suppliers, employees and other third parties. In part, our success can be attributed to the existence and continued protection of these trademarks, patents and trade secrets.

The Diversey trademark and a select number of major sub-brands, including CLAX, SUMA and TASKI are material to our business. We own the Diversey and sub-brand trademarks as used in our business. While the Diversey trademark and certain other assets in our intellectual property portfolio are important, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

Human Capital Resources

As of December 31, 2021, we had approximately 8,700 employees worldwide, including full-time and part-time employees. Approximately 1,000 of these employees were in the U.S., and approximately 7,700 employees were outside the U.S. In various countries, certain of our employees are unionized and, where local law requires, participate in works councils. Our customer facing team is approximately 5,700 employees and includes sales, marketing, technical service and customer service representatives. We believe that our employee relations are satisfactory.

Our employees are at the heart of our mission and strategies, and we focus on our culture to drive both.

Our Core Values.

Our culture starts, first and foremost, with our mission: “To protect and care for people through providing leading hygiene, infection prevention, and cleaning solutions.” Our mission unites and aligns our employees to serve a greater good in this world. This unity has been most evident during the recent global COVID-19 pandemic, as our employees have worked heroically to help protect and care for people around the world. In 2021, we reaffirmed the behaviors that we want Diversey to be known for as part of the way we work and hold each other accountable. Our behaviors are not empty words to be hung on a wall. The things we do, and the way we behave, define our culture. They empower us to deliver what we promise.

These behaviors are:

Inclusive. A culture of collaboration. Diversey is a place that welcomes thoughts and ideas from all of our employees. People who feel comfortable coming to work and being themselves can achieve more. We hire and promote based on merit and develop talent within the organization. Our customers are diverse and operate in many different industries; therefore, we cannot be an organization with just one way of thinking. Our culture is inclusive of ideas and people. Sharing information and best practices improves all that we do.

Customer driven. Delighting customers is at the heart of our business. Diversey elevates our customers and their experiences. We engage with our customers to know how we can protect them; how we can take care of them and how we can help solve their problems.

Bias for Action. Action unleashes our potential. Without action, achievement is impossible. Diversey is rightly proud of its place as an industry thought leader. Thoughts are seeds for action. We plan, we act with speed - all while taking calculated risks.

Always improving. Experience drives our improvement every day, and we are committed to continuously evolving. We believe that we can always find ways to improve. We take our experience, in the form of data and insights, and use it to drive customer satisfaction, revenue growth, and margins.

Accountable for results. Results inform our actions. We are responsible for owning our results and we commit to understanding them, good or bad. We speak clearly and honestly about our accomplishments and help each other avoid failure and replicate success. Being accountable for results is the end and beginning of everything we do.

Diversity and Inclusion

We seek to protect and care for our employees by creating a diverse, equitable & inclusive work environment where everyone feels free to be themselves. We have a goal to increase diverse representation in our workforce, starting with achieving gender diversity in our leadership population of 40% globally and ethnic diversity of 25% in the United States by 2030. Currently, this population is 17.5% gender diverse and 15% ethnically diverse in the United States. We have also established Employee Representation Groups, which are grassroots employee networks that bring people together who share common interests and/or backgrounds and offer our employees a variety of benefits that support employees, including paid parental leave, flexible time off and solutions for nursing mothers.

Impact of COVID-19

The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. In the first quarter of 2021, strong demand for our infection prevention products and services offset volume related declines in sales to restaurants, hotels and entertainment facilities. In the remainder of 2021, we saw restrictions and lock-downs start to ease in some markets, resulting in stronger than anticipated sales in those markets, except for infection prevention products. Conversely, as expected, demand for infection prevention products and services slowed in the second quarter of 2021 to levels below the peak demand from 2020, but continuing above pre-COVID-19 levels. Sales of infection products have directionally stabilized in the second, third and fourth quarters of 2021.

In countries such as United States and the United Kingdom, with higher vaccination rates and where reopenings were more advanced, we saw faster-than-expected recovery of our base Institutional business. However, in countries such as India and Philippines, with low vaccination rates and prolonged lockdowns, the recovery levels were slower.

In the long-term, we expect that our recent product enhancements, digital investments, and cost efficiencies will result in accelerated growth as the end markets most negatively impacted by the pandemic continue to normalize and return to pre-COVID-19 pandemic levels. Moreover, we expect increased demand for our infection prevention products and services to endure and settle above pre-pandemic levels. We believe the pandemic has resulted in higher disinfection standards and a favorable shift in demand for our products, thereby permanently altering the landscape for health and hygiene solutions.

Environmental Matters, Health and Safety and Governmental Regulations

As a manufacturer, we are subject to many laws, rules, standards and regulations in the countries, jurisdictions and localities in which we operate. These cover: the safe procurement, processing, storage and use of chemical raw materials and parts for tools, equipment and packaging; the potential release of materials into the environment; standards for the treatment, storage and disposal of hazardous wastes; or otherwise relate to the protection of the environment. We review environmental, health and safety laws and regulations pertaining to our operations and believe that compliance with current environmental and workplace health and safety laws and regulations has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.
In some jurisdictions in which our products are sold or used, laws and regulations have been adopted or proposed that seek to regulate, among other things, minimum levels of recycled or reprocessed material and, more generally, the design for reuse of packaging materials. We maintain programs designed to comply with these laws and regulations and to closely monitor their evolution.

Various federal, state, local and foreign laws and regulations regulate our products and often require us to obtain pre-market approval of our products and comply with specified requirements. In the U.S., we must register our sanitizing and disinfecting products with the U.S. Environmental Protection Agency and products intended for controlling microbial growth on humans, animals and processed foods with the U.S. Food and Drug Administration. Such products are regulated in a similar way at the European Union level by the European Chemical Agency or by member state competent authorities. Similar requirements exist in other countries such as China, Russia and South Korea. To date, the cost of complying with such product registration requirements has not had a material adverse effect on our business, consolidated financial condition, results of operations or cash flows.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at https://www.sec.gov.

General information about us, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website at https://ir.diversey.com as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, the following governance materials are available on our web site at https://ir.diversey.com/corporate-governance: (i) charters of the Audit, People Resources, Nominating and Governance Committees of our Board of Directors; (ii) our Code of Conduct; (iii) our Board's Corporate Governance Policy; and (iv) our Code of Ethics for Senior Financial Officers.

We include our website addresses throughout this report for reference only. The information contained on our websites, including the corporate responsibility and climate reports identified in this report, is not incorporated by reference into this report.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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
• the introduction of the Organisation for Economic Cooperation and Development’s Base Erosion and Profit Shifting may adversely affect our effective rate of tax in future periods;
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
• new and stricter regulations may affect our business and consolidated condition and results of operations; and
• the other risks described under “Risk Factors” below.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1A. Risk Factors

RISK FACTORS

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. See the section entitled “Forward-Looking Statements” set forth above.

We may also refer to this disclosure to identify factors that may cause results to differ materially from those expressed in other forward-looking statements including those made in oral presentations, including telephone conferences and/or webcasts open to the public.

Business and Industry Risks

The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.

We operate in approximately 54 countries, and our products are distributed in those countries as well as approximately 26 countries in other parts of the world. A large portion of our manufacturing operations are located outside of the United States and a majority of our net sales are generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in our international operations include:

•tax rates, currency exchange controls and currency exchange rate fluctuations;
•changes in regional and local economic conditions, including local inflationary pressures;
•government restrictions on transfer or repatriation of funds;
•trade barriers such as anti-dumping duties, tariffs, embargoes and economic sanctions;
•exchange controls and other import and export limits;
•uncertain legal protections, including enforcement of intellectual property and contractual rights;
•presence of unions, collective bargaining agreements or works councils;
•changes in labor conditions and difficulties in staffing and managing international operations;
•import and export delays;
•social plans and regulations that prohibit or increase the cost of certain restructuring actions;
•foreign ownership and investment restrictions;
•nationalization of enterprises or facilities; and
•unsettled political conditions and threat of terrorism.

Any or all of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, consolidated financial condition and results of operations. In addition, a number of these risks may adversely impact consumer confidence and consumption, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.

We experience competition in the markets for our products and services and in the geographic areas in which we operate.

Our products compete with similar products made by other manufacturers and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, service, price and innovations in technology. A number of competing U.S. and non-U.S. companies are well-established.

The market for our products is highly competitive. Our products face significant competition from global, national, regional and local companies within some or all of our product lines in each sector that we serve.

Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition or results of operations.

The consolidation of customers may adversely affect our business, consolidated financial condition or results of operations.

Customers in the food service, food and beverage processing, building care, lodging, industrial distribution and healthcare sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on the pricing of our products and services and our ability to retain customers, which could in turn adversely affect our business, consolidated financial condition or results of operations.

The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, may negatively affect our business by causing or contributing to, among other things:

•Significant disruptions in our business operations and in the ability of significant third-party vendors, manufacturing and other business or commercial partners, including customers, to meet obligations to us.

•Significant decrease or volatility in sales of or demand for our significant products due to, among other things: closure or reduced operating hours of our key customers; consumer inability to purchase our products due to prolonged inventory shortages, illness or government implemented restrictions and any resulting changes in consumer preference; reduced availability of certain products as we prioritize the production of other products due to increased demand; decreased future demand due to recent customer or consumer stockpiling of products or increased consumer mobility as other government restrictions continue to ease; any negative reputational impact resulting from our new partnerships in industries involving shared space or an adverse perception of our pandemic response, perceived price gouging effected or product recommendations made by third parties that we do not control; changes in retailer or distributor restocking or fulfillment practices; or worldwide, regional and local adverse economic and financial market conditions, including increased risk of inflation.

•Significant U.S. or international governmental actions, or other limitations or restrictions, including restrictions on the ability of our employees, suppliers, customers or third-party partners to travel or perform necessary business functions or our ability to manufacture, ship, distribute, market or sell our products.

•A heightening or exacerbating many of the other risks described in this “Risk Factors” section

In addition, we have experienced higher costs in certain areas as a result of COVID-19 such as transportation and logistics, warehouse, and production employee compensation, as well as incremental costs associated with newly-added health screenings and enhanced cleaning and sanitation protocols to protect our employees at our facilities, which may continue, increase or become necessary in these or other areas. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, any future government actions affecting consumers and the economy generally, changing economic conditions and any resulting inflationary impacts, as well as timing and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Although the potential effects that COVID-19 may continue to have on the Company are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

Severe public health outbreaks not limited to COVID-19 may adversely impact our business.

Our business could be adversely affected by the effect of a future public health outbreak. The United States and other countries have experienced, and may experience in the future, public health outbreaks such as Zika virus, Avian Flu, SARS, H1N1 influenza, and COVID-19. A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the food service, hospitality and travel industries and also may result in health or other government authorities imposing restrictions on travel further impacting our end-markets. Any of these events could result in a significant drop in demand for some of our products and services and adversely affect our business.

Environmental, social and governance, or ESG, issues, including those related to climate change and sustainability, may have an adverse effect on our business, consolidated financial condition and results of operations and damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could cause us to incur additional costs or to make changes to our operations to comply with such demands.

Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.

If we do not adapt to or comply with new regulations, or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our business, consolidated financial condition and results of operations may be adversely affected.

We are subject to taxation in multiple jurisdictions. As a result, our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and non-U.S. earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate.

We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of operations.

Changes in tax laws, which have become more rapid in recent years, or tax rulings related thereto could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organisation for Economic Co-operation and Development, or OECD, and the European Union are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led base erosion and profit sharing, or BEPS, are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. These tax reforms, or any other changes in tax laws in any of the jurisdictions in which we operate, could increase our effective tax rate and adversely impact our financial results.

Operational Risks

Uncertain global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.

Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns have adversely impacted some of our end-users and customers, such as food processors, distributors, supermarket retailers, hotels, restaurants, retail establishments, business service contractors, e-commerce fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

During economic downturns or recessions, there can be a heightened competition for sales and increased pressure to reduce selling prices as our customers may reduce their volume of purchases from us. If we lose significant sales volume or reduce selling prices significantly, then there could be a negative impact on our consolidated financial condition or results of operations, profitability and cash flows.

Reduced availability of credit may also adversely affect the ability of some of our customers and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as our sales of materials and equipment to affected customers. This could additionally result in reduced or delayed collections of outstanding accounts receivable.

Political, social and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, consolidated financial condition and results of operations.

We have offices, factories and warehouses located across the world and we are exposed to risks inherent in doing business in each of the countries or regions in which we, our customers, or suppliers operate, including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. As some of our customers operate in the hospitality industry that supports both domestic and international tourism, their business and indirectly ours, could be exposed to the negative consequences of travel pattern disruptions due to major terrorist threats. Also, if additional restrictions on trade with China and Russia are adopted by the United States, the European Union or the United Nations, and are applicable to our products, we could lose sales and experience lower growth rates in the future.

Any social unrest in the jurisdictions in which our offices, factories or warehouses, or those of our suppliers, are located could materially affect our, or our suppliers’, ability to operate in such jurisdictions. Prolonged disruptions because of social unrest in the markets in which we operate could disrupt our relationships with customers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. Future civil insurrection, social unrest, protests, looting, strikes or street demonstrations may adversely affect our business, consolidated financial condition and results of operations.

Instability and uncertainty in the credit and financial markets could adversely impact the availability of credit that we and our customers need to operate our or their businesses.

We depend upon the availability of credit to operate our business. Our customers and suppliers also require access to credit for their businesses. Instability and uncertainty in the credit and financial markets could adversely impact the availability of future financing and the terms on which it might be available to us, our customers and our suppliers. Inability to access credit markets, or a deterioration in the terms on which financing might be available to us or our customers, could have an adverse effect on our business, financial condition and results of operations.

If we are unable to attract, develop and retain key employees and other personnel, our consolidated financial condition or results of operations may be adversely affected.

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us and we need their expertise to execute our business strategies. If any of our senior management or other key personnel cease to work for us and we are unable to successfully replace any departing senior management or key personnel, our business, consolidated financial condition or results of operations may be materially adversely affected.

As a result of the substantial workers council and labor union representation in certain jurisdictions in which we operate, we will need to consult or negotiate with employee representatives on operational matters concerning the organization of our labor force, salary inflation or other benefits and re-organizations, which may lead to reduced flexibility in managing our operations and labor force to respond to opportunities, market changes or cost challenges, and reorganizing or restructuring our business.

In Europe and Latin America, most of our employees are represented by either labor unions or workers’ councils and are covered by collective bargaining agreements that are generally renewable on an annual basis. As is the case with any negotiation or consultation, we may not be able to negotiate mutually acceptable new collective bargaining agreements, which could result in delays, strained employee relations and after escalation, potential strikes or work stoppages by affected workers, each of which could materially affect our business. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

Fluctuations between non-U.S. currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.

A significant portion of our net sales during year ended December 31, 2021 were generated outside the United States. We translate sales and other results denominated in non-U.S. currency into U.S. dollars for our consolidated combined financial statements included elsewhere in this report. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net income could be reduced because non-U.S. currencies may translate into fewer U.S. dollars. We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. While we may use financial instruments to hedge certain non-U.S. currency exposures, this does not insulate us completely from non-U.S. currency effects and exposes us to counterparty credit risk for non-performance. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from non-U.S. currency variations. The gains or losses associated with hedging activities may harm our results of operations.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern non-U.S. investment, non-U.S. trade and currency exchange transactions. These laws and regulations may limit our ability to convert non-U.S. currency cash flows into U.S. dollars. If we are unable to convert non-U.S. currency cash flows into U.S. dollars at favorable exchange rates, or at all, it may have a material adverse effect on our business, consolidated financial condition and results of operations.

Fluctuations in raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins and net sales.

We use petrochemical-based raw materials to manufacture many of our products and oil-based materials for our packaging. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical-based raw materials and energy could increase our costs. In addition, the prices of many of the other key raw materials used in our businesses, such as caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances, are cyclical based on numerous supply and demand factors that are beyond our control. Furthermore, the usage of certain chemical components used in the manufacturing of our products, such as chemicals used in our surfactants, may be limited or restricted by government regulations, which could restrict our sourcing options. If we are unable to minimize the effects of increased raw material costs through sourcing, pricing or other actions, our business, consolidated financial condition or results of operations may be materially adversely affected. We also have some sole-source suppliers, and the lack of availability of supplies could have a materially adverse effect on our business, consolidated financial condition and results of operations.

Natural disasters such as hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of refineries and natural gas and petrochemical suppliers and suppliers of other raw materials in the future. These factors could lead to increased prices for our raw materials and/or curtailment of supplies and allocation of raw materials by our suppliers, which could reduce our revenues and profit margins and harm relations with our customers, which could have a materially adverse effect on our business, consolidated financial condition and results of operations.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our intellectual property, and this loss of a competitive advantage could decrease our profitability and liquidity.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which could have a materially adverse effect on our business, consolidated financial condition or results of operations.

We rely on trade secrets to maintain our competitive position, including protecting the formulation and manufacturing techniques of many of our products. As such, we have not sought U.S. or international patent protection for some of our principal product formulas and manufacturing processes. Accordingly, while we seek to use our protected trade secrets to defend our continued right to sell products against those seeking to assert patents on innovation that is similar to or competitive with our trade secrets, we may not be able to prevent others from developing products that are similar to or competitive with our products.

We own, or have licenses to use a large number of patents and pending patent applications on our products, aspects thereof, methods of use and/or methods of manufacturing. There is a risk that our owned and licensed patents may not provide meaningful protection and patents may never be issued for our pending patent applications.

We own, or have licenses to use the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products where our products are principally sold. Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the countries in which we operate, we may not be successful in asserting trademark or trade name protection. The costs required to protect our trademarks and trade names may be substantial.

We cannot be certain that we will be able to assert our intellectual property rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on or misappropriate our intellectual property rights and may thereby dilute the value of our intellectual property in the marketplace. In addition, the laws of some non-U.S. countries may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, litigation may be necessary to protect our intellectual property, and such litigation may be time-consuming and costly. We have been, and continue to be, in active intellectual property litigation.

While we take measures to protect our intellectual property and assert our intellectual property rights, we cannot be certain that our competitors will not independently develop similar technology, duplicate our products, obtain information we regard as proprietary, or design around patents issued to us or other intellectual property rights of ours. Any failure by us to protect our trade secrets, patents, trademarks and other intellectual property rights may have a materially adverse effect on our business, consolidated financial condition or results of operations.

We rely on software from third parties, including open source software, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Certain of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. In the case of open source software licensed under certain “copyleft” licenses, the license itself, or a court-imposed remedy for non-compliant use of the open source software, may require that parts of our proprietary software code be publicly disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, damage to our reputation, and a loss of revenue.

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a materially adverse effect on our business, consolidated financial condition and results of operations.

We rely to a large extent upon automation, software and infrastructure, both internally and with third-parties, to operate our business. The size and complexity of our information technology and telecommunications systems make them increasingly vulnerable to breakdown, the effects of natural disasters and public health events, malicious intrusion and random attack, which may pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, consolidated financial condition and results of operations. While we take reasonable measures to mitigate these risks, due to continually evolving threats, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.

Our information technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. To date, the Company is not aware that its business or operations have been materially impacted by these attacks. However, the Company’s security efforts and the efforts of its third-party providers may not prevent or timely detect attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. In addition, if the Company or its third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

We utilize various hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of security breaches, system failures and disruptions. Any such upgrade could take time, oversight and be costly to us. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. If a new system does not function properly, or is not adequately supported by third-party service providers and processes, it could adversely affect our business and operations, which, in turn, adversely impact our business, consolidated financial condition and results of operations.

We also maintain and have access to sensitive, confidential or personal data or information in some of our businesses that is subject to privacy and security laws, regulations and customer controls of the United States, the European Union and other non-U.S. jurisdictions. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and adversely affect our business, consolidated financial condition and results of operations. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Furthermore, data privacy is subject to frequently changing rules and regulations. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject us to additional costs and have required, and may in the future require, costly changes to our security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.

The development of internet of things, or IoT, also presents security, privacy and execution risks. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our business, consolidated financial condition and results of operations.]

Strategic Risks

If we do not develop new and innovative products or if such products are not accepted by customers in our markets or fail to meet sales or margin expectations, our results could be negatively affected.

Our products must be kept current to meet our customers’ needs, overcome competitive products and meet evolving regulatory requirements. To remain competitive, we therefore must develop new and innovative products on an ongoing basis, and we invest significantly in the research and development of new products. If we do not successfully develop innovative products, it may be difficult to differentiate our products from our competitors’ products and satisfy regulatory requirements, and our sales and results could suffer.

The development and introduction cycle of new products can be lengthy and involve high levels of investment. Our competitive advantage is due in part to our ability to develop and introduce new products in a timely manner at favorable margins. Maintaining this advantage is essential, especially in light of the reduction in barriers for even small competitors to quickly introduce new brands and products directly to consumers that e-commerce permits. New products may not meet sales or margin expectations due to many factors, including our inability to (i) accurately predict demand, end-user preferences and evolving industry standards, (ii) resolve technical and technological challenges in a timely and cost-effective manner or (iii) achieve manufacturing efficiencies. If new products that we develop and introduce to the market are not successful, it could have a material adverse effect on our business, consolidated financial condition and results of operations.

Our inability to consummate and effectively incorporate acquisitions into our business operations may adversely affect our results of operations.

We invest time and resources into carefully assessing opportunities for acquisitions, and we continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. Despite diligence and integration planning, acquisitions still present certain risks, including the time and economic costs of integrating an acquisition’s technology, control and financial systems, unforeseen liabilities, and the difficulties in bringing together different work cultures and personnel. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. Future acquisitions, including those we may consummate in the near term, may require us to incur additional debt and contingent liabilities, which may adversely affect our business, consolidated financial condition and results of operations. The obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and those historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contractual and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.

Unfavorable consumer responses to price increases could have a material adverse impact on our sales and earnings.

From time to time, and especially in periods of rising raw material costs, we increase the prices of our products. Significant price increases could impact our earnings depending on, among other factors, the pricing by competitors of similar products and the response by our customers to higher prices. Such price increases may result in lower volume of sales and a subsequent decrease in gross margin and adversely impact earnings, which could have a material adverse effect on our business, consolidated financial condition and results of operations.

Legal, Regulatory and Compliance Risks

We are subject to various government laws and regulations. Compliance with, or changes in such laws and regulations, may cause us to incur significant expenses, which may affect our business, consolidated financial condition and operations.

Our business requires compliance with many laws and regulations, including evolving climate change and environmental standards. The regulatory environment in which we operate is still developing, and the potential exists for future legislation and regulations to be adopted. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole. We cannot predict with reasonable certainty the future cost to us of compliance with such laws and regulations.

Many jurisdictions require us to have operating permits for our production and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits, or orders to cease certain operations, and may have a material adverse effect on our business, consolidated financial condition and results of operations.

We are subject to environmental health and safety laws that govern, among other things, the manufacturing of our products, the discharge of pollutants into the air, soil and water and the use handling, transportation, storage and disposal of hazardous materials. We generate, use and dispose of hazardous materials in our manufacturing processes and there is a potential for chemicals to be accidentally spilled, released or discharged, either in liquid or gaseous form, during production, transportation, storage or use. Such a release could result in environmental contamination as well as a human or animal health hazard. In the event our operations result in the release of hazardous materials into the environment, we may become responsible for the costs associated with the investigation and remediation of sites at which we have released pollutants, or sites where we have disposed or arranged for the disposal of hazardous wastes, even if we fully complied with environmental laws at the time of disposal. We have been, and may continue to be, responsible for the cost of remediation at some locations.

Many jurisdictions have laws and regulations that govern the registration, labeling and sale of some of our products. Throughout the world, such regulations continue to increase both in number and in stringency, resulting in, among others, extra charges for single use packaging in Europe, duplicative regulations as a result of Brexit, regulatory-driven and customer-driven ingredient bans requiring reformulation, ingredient disclosure requirements in the U.S., Asia and potentially Europe, and the incurrence of plastic levies under the European Union Multiannual Financial Framework 2021 — 2027 and Recovery Fund, all of which create a risk of increased costs and a need to modify our products.

Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our financial condition. There can be no assurance that any pending or future legal or regulatory proceedings and audits will not harm our business, consolidated financial condition and results of operations.

Product and other liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product or other liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or our ability to sell our products in certain jurisdictions. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and resources. We could also be required to recall possibly defective products, or voluntarily do so which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liabilities claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

We may be exposed to liabilities under applicable anti-corruption laws and any determination that we violated these laws could have a materially adverse effect on our business.

We are subject to various anti-corruption laws that prohibit companies and their agents from making improper payments or offers of payments for the purpose of obtaining or retaining business. We conduct business in countries and regions that are generally recognized as potentially more corrupt business environments. Activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws, including the Foreign Corrupt Practices Act, or the FCPA, the Proceeds of Crime Act (As Revised) of the Cayman Islands and the Terrorism Act (As Revised) of the Cayman Islands. We have implemented safeguards and policies to discourage these practices by our employees and agents but we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees or agents. If our employees or agents violate our policies or we fail to maintain adequate record keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA, Proceeds of Crime Act, Terrorism Act or other anti-corruption laws, or allegations of such acts, could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees which could adversely affect our business, consolidated financial condition and results of operations.

A failure of our internal controls over financial reporting or our regulatory compliance efforts could harm our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes. We have also implemented compliance policies and programs to help ensure that our employees comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all fraud, misstatements in our financial reporting, and significant deficiencies or material weaknesses in our internal controls. Material weaknesses may could result in a material misstatement of our financial results, requiring us to restate our financial statements.

As a newly listed public company in 2021, we are subject to the transition period for compliance with Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. During our transition period, we are exempt from Section 404 compliance until the year following this annual report. However, once we become subject to the management report and auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, we can provide no assurance that management will furnish a positive report on the effectiveness of our internal control over financial reporting or that we will receive a positive attestation from our independent auditors.

From time to time, we initiate further investigations into our business operations to further bolster our regulatory compliance efforts or based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees or affiliates, we could be subject to adverse publicity, fines, or penalties.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

Many of our competitors have a substantial amount of intellectual property that we must continually strive to avoid infringing. Third parties, including competitors, may assert intellectual property infringement, misappropriation or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial costs to and a diversion of effort by us may be necessary to protect our intellectual property rights, including trade secrets, proprietary technology or for us to defend against claimed infringement or misappropriation of the rights of others and to determine the scope and validity of our or others’ intellectual property or proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may be subject to monetary liability and injunctive or equitable relief, which may prevent our use of others’ intellectual property or proprietary rights if we are not able to obtain necessary licenses on reasonable terms or at all.

Although it is our policy and intention not to infringe valid patents of which we are aware and we conduct patent clearance analyses to identify patents that our new products and services might infringe as well as make necessary product or process changes to avoid infringement, we cannot provide assurances that our processes and products and other activities do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others. Third parties have, from time to time, asserted intellectual property-related claims against us, including claims for alleged patent infringement, and there is the continued risk that such claims may be made against our products and services or our customers’ use of our products or services. We may also be subject to indemnity claims by our business partners arising out of claims of their alleged infringement of the patents, trademarks and other intellectual property rights of third parties in connection with their use of our products and services. If we were to discover that any of our processes, technologies or products infringe on the valid intellectual property rights of others, we might determine to obtain licenses from the owners of these rights or to modify our processes or technologies or re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or be able to modify our processes or technologies or re-engineer our products in a manner that is successful in avoiding infringement. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products and could have an adverse effect on our business, consolidated financial condition and results of operations.

Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, transporting and the use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, consolidated financial condition and results of operations.

Financial Risks

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2021, we had $1,994.6 million of total debt outstanding and up to $442.1 million of additional borrowing capacity under our Revolving Credit Facility. Our level of indebtedness could have important consequences on our business, including:

•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•increasing our vulnerability to general adverse economic and industry conditions;

•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•exposing us to volatility between the U.S. dollar and euro as a portion of our borrowings are euro- denominated;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot service our indebtedness and meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purposes. We cannot guarantee that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur significant additional indebtedness in the future. Although the financing documents governing our indebtedness contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.

The financing documents governing our indebtedness permit us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as defined in the financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, financing documents governing our indebtedness do not restrict Bain Capital from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in the financing documents governing our indebtedness. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

The terms of the financing documents governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The financing documents governing our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•incur additional indebtedness;
•pay dividends on or make distributions in respect of capital stock or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain indebtedness;
•sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting the ability of our subsidiaries to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.

You should read the discussion under the heading “Description of Certain Indebtedness” for further information about these covenants.

The restrictive covenants in the financing documents governing our indebtedness require us to maintain a specified financial ratio and our ability to meet that financial ratio can be affected by events beyond our control.

A breach of the covenants or restrictions under the financing documents governing our indebtedness could result in an event of default under such documents. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

We entered into a tax receivable agreement that required us to make payments in relation to certain tax attributes of Constellation and its subsidiaries to persons who were shareholders of Constellation prior to the initial public offering and to certain other members of management, which payments are expected to be substantial.

We indirectly acquired favorable tax attributes in connection with the Reorganization Transactions. These tax attributes would not be available to us in the absence of the consummation of the Reorganization Transactions.

As part of the Reorganization Transactions, we entered into a tax receivable agreement, or the TRA, under which, generally, we are required to pay to persons who were shareholders of Constellation prior to the initial public offering, and to certain other members of management, or the TRA Recipients, as part consideration for their shares in Constellation or as part consideration for a note receivable held by them, as applicable, 85% of the savings, if any, in (x) U.S. federal, state or local income tax, and (y) Dutch income tax, in each case, that we actually realize (or are deemed to realize in certain circumstances, including as a result of certain assumptions) as a result of (i) certain United States tax attributes, including tax credits (including any foreign tax credits allowed under Section 901 or 960 of the Code), deferred interest deductions, net operating losses, or NOLs, and amortization and depreciation deductions (and the reduction of income and gain attributable to any tax basis in any amortizable section 197 intangibles, as defined in Section 197(c) and (d) of the Code), (ii) certain Dutch tax attributes, including deferred interest deductions, NOLs, and tax deductible depreciation and amortization deductions (and the reduction of corporate income and gain attributable to tax basis in any intangible assets, including with respect to trademark intangibles and brand name intangibles), in each case of clause (i) and (ii), generated or owned by or attributable to, as applicable, the issuer and its subsidiaries, collectively, the Company Group, on or prior to the date of our initial public offering, or the IPO Date (calculated by assuming that the taxable year of the relevant member of the Company Group closes at the end of the IPO Date), and (iii) generally, any tax deductions available to the Company Group that relate to the transaction expenses incurred by the Company Group as a result of the consummation of our initial public offering, regardless of when actually paid or deductible, or such tax attributes, collectively, the TRA Tax Attributes. Under the TRA, generally, we retain the benefit of the remaining 15% of the applicable tax savings.

The actual utilization of the TRA Tax Attributes, as well as the timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future and our use of NOLs. Limitations on the use of the NOLs may apply, including limitations under Section 382 of the Code and any analogous provisions of U.S. state, local, or Dutch tax law.

Payments under the TRA are not conditioned on the TRA Recipients’ continuing to own ordinary shares. In addition, the TRA provides for interest, at a rate equal to LIBOR plus 300 basis points (subject to change if LIBOR is no longer a widely recognized benchmark rate), accrued from the due date (without extensions) of the IRS Form 1120 (or any successor form) for the U.S. members of the Company Group for the applicable taxable year until the date of payment specified by the TRA. Payments under the TRA are based on the tax reporting positions that we determine, consistent with the terms of the TRA. No TRA Recipient is required under any circumstances to make a payment or return a payment to the Company Group in respect of any portion of any payments previously made to such TRA Recipient under the TRA; if it is determined that excess payments have been made under the TRA, certain future payments, if any, otherwise to be made will be reduced. As a result, in certain circumstances, including, for example, if a previously claimed deduction is subsequently disallowed, payments could be made under the TRA in excess of the benefits that we actually realize in respect of the attributes to which the TRA relates.

The terms of the TRA, in certain circumstances, including an early termination, certain changes of control or divestitures, or breaches of any material obligations under it, provide for our (or our successor’s) obligations under the TRA to accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have at such time sufficient taxable income to fully utilize the TRA Tax Attributes. Additionally, if we or any of our subsidiaries transfers any asset to a corporation with which we do not file a consolidated tax return for applicable tax purposes, we will be treated as having sold that asset in a taxable transaction for purposes of determining certain amounts payable pursuant to the TRA. As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the TRA Tax Attributes and (ii) we may be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made years in advance of the actual realization of such future benefits, if any such benefits are ever realized. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of adversely affecting our working capital and growth, and of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Because the issuer of the TRA is a holding company with no operations of its own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. The TRA restricts our and our subsidiaries’ ability to enter into any agreement or indenture that would restrict or encumber our ability to make payments under the TRA. To the extent that we are unable to make payments under the TRA, and such inability is a result of the terms of debt documents (including our Initial Senior Secured Credit Facilities or the indenture governing the 2021 Senior Notes), such payments will be deferred and will accrue interest at a rate of LIBOR plus 300 basis points (subject to a 50 bps LIBOR floor and subject to change if LIBOR is no longer a widely recognized benchmark rate) until paid. There can be no assurance that we will be able to finance our obligations under the TRA in a manner that does not adversely affect our working capital and growth requirements.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties.

Our corporate headquarters are located at 1300 Altura Road, Suite 125, Fort Mill, South Carolina in a leased office of approximately 126,971 square feet. We own and lease a variety of facilities and properties, principally in Europe and North America. The following chart identifies the number of owned and leased facilities and properties as well as aggregate approximate square footage by type, other than the corporate headquarters listed above, used by us as of December 31, 2021. We believe that these facilities and properties are generally in good operating condition and are adequate to meet anticipated business requirements.

Type of Facility or Property	Owned	Leased	Approximate Square Footage
Manufacturing	13	13	2,119,399
Office	5	91	1,383,735
Warehouse	1	35	1,096,525
Land	5	2	537,244
Storage	—	43	101,081
Service Center	1	16	91,174
Laboratory	1	3	63,946
Other	—	12	10,151
Total	26	215	5,403,255

Item 3. Legal Proceedings

We are party to routine legal proceedings that arise in the ordinary course of our businesses. We believe that none of the claims and complaints of which we are currently aware will, individually or in the aggregate, materially affect our businesses, financial position, or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claims or with respect to the occurrence of any future claims.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Holders of Ordinary Shares

On January 31, 2022, we had 143 holders of record of our Ordinary Shares.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This management discussion and analysis (“MD&A”) provides information we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative and qualitative information about key drivers behind revenue and earnings performance, including the impact of foreign currency, acquisitions as well as changes in volume and pricing.

The MD&A should be read together with our Consolidated Financial Statements for the year ended December 31, 2021 and the related Notes thereto, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and included in Item 8 of Part I of this Annual Report on Form 10-K, The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Information”, and included in Items 1 and 1A of Part I of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

We are a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We are an exempted company incorporated under the laws of the Cayman Islands with limited liability, on November 3, 2020, for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries. The Company serves as a holding company in our corporate structure, and does not engage in any business or other activities other than those incident to its formation.

On March 29, 2021, we completed an initial public offering of 46,153,846 Ordinary Shares at a public offering price of $15.00 per ordinary share, receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, we issued and sold an additional 5,000,000 Ordinary Shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expense. Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

On November 15, 2021, we issued and sold 15,000,000 Ordinary Shares at a public offering price of $15.00 per Ordinary Share, receiving $214.4 million in net proceeds, after deducting the underwriting discount and offering expenses.

Bain Capital beneficially owned approximately 74.2% of our outstanding Ordinary Shares as of December 31, 2021. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

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

Recent Trends and Events

Impact of COVID-19. In 2020, governmental agencies around the world, including federal, state and local governments in the United States, implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of COVID-19. These measures, as well as future measures, have had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of COVID-19 continues in many parts of the world, including the United States.

We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. We continually assess the evolving situation and implement business continuity plans across all operations.

Markets We Serve. The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. In the first quarter of 2021, strong demand for our infection prevention products and services offset volume related declines in sales to restaurants, hotels and entertainment facilities. In the remainder of 2021, we saw restrictions and lock-downs start to ease in some markets, resulting in stronger than anticipated sales in those markets, except for infection prevention products. Conversely, as expected, demand for infection prevention products and services slowed in the second quarter of 2021 to levels below the peak demand from 2020, but continuing above pre-COVID-19 levels.

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

Despite the increased demand for infection prevention products generated by the pandemic, the disruption to global markets that has occurred has adversely impacted the demand for our goods and services particularly in the hotel, restaurant, office cleaning and travel industries. The outbreak and continued spread of COVID-19 has caused an economic slowdown. Currently, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown. Given the significant economic uncertainty and volatility created by the COVID-19 pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. The prolonged permanence of COVID-19 has resulted in a significant downturn in the food service, hospitality, office cleaning and travel industries and a significant drop in demand for some of our products and services, which could materially adversely affect our business.

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

We cannot predict the impact on our operations of future spread or worsening of the COVID-19 pandemic or future restrictions on commercial activities by governmental agencies to limit the spread of the virus. The health of our workforce, and our ability to meet staffing needs in our manufacturing facilities, distribution of our products and other critical functions are key to our operations. The health of our third-party suppliers' employees that are linked to our supply chain (contract manufacturers, third-party logistics providers and freight carriers) is also critical to support our operations.

In addition, as economies around the world reopened in 2021, increases in demand have created significant disruptions to the global supply chain, which have affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have materially mitigated to date the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict.

Capital Investments. To support the expansion of our North American Institutional business we plan to expand production capacity in the United States, and in the third quarter of 2021 we entered into a lease agreement for a future manufacturing facility site located in northern Kentucky. This facility will help us better serve our institutional customers, strengthen our business and market position, and better manage our inventory and supply chain.

On June 29, 2021, we entered into a global exclusive license agreement with Halomine, Inc. for its patented HaloFilmTM disinfectant technology. This will allow customers to achieve up to a 30 day efficacy by using this new product alongside a chlorine-based disinfectant. This ultimately helps our customers further protect their direct customers, while also saving on chemical and labor costs.

On September 20, 2021, we acquired certain assets of Tasman Chemicals Pty. Limited, an Australian manufacturer of professional hygiene and cleaning solutions with over 55 years of experience in the market. Having our own manufacturing facility in Australia is expected to improve our ability to deliver the right customer service outcomes and margin profile.

On November 5, 2021, we acquired certain assets of Avmor Ltd, a Canadian based supplier of specialist hygiene solutions for the Institutional segment with over 70 years of experience in the market. This acquisition will strengthen our market presence in Quebec, as well as the rest of Canada, and enhance our service and product offerings for distributors and direct customers.

On December 3, 2021, we acquired Birko Corporation, a North American manufacturer of food safety chemical solutions for the Food & Beverage segment, and Chad Equipment LLC, a subsidiary of Birko Corporation, which manufactures food safety equipment for the Protein industries. This acquisition strengthens our market presence in the United States and Canada, enhancing our scale, service and product offering, and creating numerous cross-sell and revenue opportunities as a truly global provider in the food and beverage industries.

On January 24, 2022, we acquired Shorrock Trichem, a distributor of cleaning and hygiene solutions and services based in northwest England. This acquisition increases our capabilities in providing an enhanced value proposition to our customers, delivering access to mechanical ware washing, laundry machine leasing and washroom solutions which complement the market leading products that Diversey provides for these areas. This enables us to provide one point of service for customers, for both equipment and products.

Employee Health and Safety and Business Continuity. The health and safety of our employees, suppliers and customers continues to be our top priority. Safety measures remain in place at each of our facilities, including: enhanced cleaning procedures, employee temperature checks, use of personal protective equipment for location-

dependent workers, social distancing measures within operating sites, remote work arrangements for non-location dependent employees, visitor access restrictions and limitations on travel, particularly in regions with high transmission of COVID-19.

Remote work arrangements will remain in place for some of our non-location dependent employees as appropriate. In a remote working environment, we continue our efforts to mitigate information technology risks including failures in the physical infrastructure or operating systems that support our businesses and customers, and cyber-attacks and security breaches of our networks or systems.

While we continue to practice enhanced employee safety and other precautionary measures during this pandemic, there continues to be significant uncertainties regarding the future impact of COVID-19, which we cannot predict.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. During 2021, we have seen unprecedented inflation impact the cost of our raw materials, packaging and transportation and expect that trend to continue into early 2022. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. We will continue these practices in 2022; however, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.
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

Increasing Demand for Our Products and Services. Governmental regulations for food safety and disease control, and consumer focus on hygiene and cleanliness have increased significantly across the world in recent years. Climate change, water scarcity and environmental concerns have combined to create further demand for products, services and solutions designed to minimize waste and support broader sustainability. In addition, many of our customers require tailored cleaning solutions that can assist in reducing labor, energy, water-use and the costs related to cleaning, sanitation and hygiene activities. We help our customers realize efficiencies throughout the operation of their facilities by developing customized solutions. We believe that our value-added customer service approach and proven commitment to providing cost-savings and sustainable solutions position us well to address these and other critical demand drivers in order to drive revenue growth.

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

Impact of Currency Fluctuations. We have significant international operations with 80.8% of our net sales for 2021 being generated from sales to customers located outside of the United States. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

We present our Consolidated Financial Statements in U.S. dollars. As a result, we must translate the assets, liabilities, revenues and expenses of all of our operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our Consolidated Financial Statements, even if their value has not changed in their local currency. For example, a stronger U.S. dollar will reduce the relative value of reported results of non-U.S. dollar operations, and, conversely, a weaker U.S. dollar will increase the relative value of the non-U.S. dollar operations. These translations could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity.

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

Consolidated Operating Results

(in millions except per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net sales	$2,618.9	$2,629.2	$2,623.9
Cost of sales	1,603.4	1,559.4	1,522.1
Gross profit	1,015.5	1,069.8	1,101.8
Selling, general and administrative expenses	828.3	835.7	858.6
Transition and transformation costs	52.3	42.5	52.8
Management fee	19.4	7.5	7.5
Amortization of intangible assets	96.7	98.2	93.7
Restructuring and exit costs	27.4	25.6	19.8
Merger and acquisition-related costs	1.2	1.0	0.3
Operating income (loss)	(9.8)	59.3	69.1
Interest expense	126.3	127.7	141.0
Gain on sale of business and investments	—	—	(13.0)
Foreign currency (gain) loss related to Argentina subsidiaries	(2.1)	1.6	11.4
Loss on extinguishment of debt	15.6	—	—
Other (income) expense, net	(0.1)	(40.7)	6.0
Loss before income tax provision	(149.5)	(29.3)	(76.3)
Income tax provision	25.3	9.2	32.7
Net loss	$(174.8)	$(38.5)	$(109.0)

Basic and diluted loss per share	$(0.60)	$(0.16)	$(0.45)
Basic and diluted weighted average shares outstanding	290.4	243.2	243.2

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

The following tables set forth net sales by segment:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Institutional	$1,918.4	$1,995.3	$1,979.1
Food & Beverage	700.5	633.9	644.8
Total	$2,618.9	$2,629.2	$2,623.9

2021 vs 2020

(in millions, except percentages)	Institutional		Food & Beverage		Total
2020 Net Sales	$1,995.3	75.9%	$633.9	24.1%	$2,629.2
Organic change (Non-GAAP)	(116.6)	(5.8)%	44.2	7.0%	(72.4)	(2.8)%
Acquisition	6.2	0.3%	17.7	2.8%	23.9	0.9%
Constant dollar change (Non-GAAP)	(110.4)	(5.5)%	61.9	9.8%	(48.5)	(1.8)%
Foreign currency translation	33.5	1.7%	4.7	0.7%	38.2	1.5%
Total change	(76.9)	(3.9)%	66.6	10.5%	(10.3)	(0.4)%
2021 Net Sales	$1,918.4	73.3%	$700.5	26.7%	$2,618.9

Institutional. Net sales decreased $76.9 million, or 3.9%, in 2021 compared with 2020. Foreign currency translation had a positive effect of $33.5 million. On a constant dollar basis, net sales decreased $110.4 million, or 5.5%, with our acquisitions contributing $6.2 million of growth. Organic sales decreased 5.8% in 2021 as compared to 2020, primarily due to a decrease in sales of Infection Prevention products as demand slowed in 2021 to levels below the peak demand from 2020. This decrease was slightly offset by a recovery in certain geographic markets, which led to an increase in sales in areas that were primarily impacted by COVID-19 related shutdowns, particularly in restaurants, hotels, and entertainment facilities.

Food & Beverage. Net sales increased $66.6 million, or 10.5%, in 2021 compared with 2020. Foreign currency translation had a positive effect of $4.7 million. On a constant dollar basis, net sales increased $61.9 million, or 9.8%, with our acquisitions contributing $17.7 million of growth. Organic sales increased 7.0%, as our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers were considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. The increase in sales is primarily driven by new customer wins, pricing actions, and the continued rollout of water treatment solutions.

2020 vs 2019

(in millions, except percentages)	Institutional		Food & Beverage		Total
2019 Net Sales	$1,979.1	75.4%	$644.8	24.6%	$2,623.9
Organic change (Non-GAAP)	31.0	1.6%	17.1	2.7%	48.1	1.8%
Acquisition	4.9	0.2%	—	—%	4.9	0.2%
Constant dollar change (Non-GAAP)	35.9	1.8%	17.1	2.7%	53.0	2.0%
Foreign currency translation	(19.7)	(1.0)%	(28.0)	(4.3)%	(47.7)	(1.8)%
Total change	16.2	0.8%	(10.9)	(1.7)%	5.3	0.2%
2020 Net Sales	1,995.3	75.9%	633.9	24.1%	2,629.2

Institutional. Net sales increased $16.2 million, or 0.8%, in 2020 compared with 2019. Foreign currency translation had a negative effect of $19.7 million. On a constant dollar basis, net sales increased $35.9 million, or 1.8%, with the Wypetech acquisition contributing $4.9 million of growth. Organic growth of 1.6% was driven primarily by pricing actions across all regions while volumes remained flat on a global basis. On a regional basis, North America revenue grew 38.0% reflecting unprecedented demand for Infection Prevention products, which more than offset marked volume declines in other product categories driven by COVID-19 related shutdowns, particularly in restaurants, hotels, and entertainment facilities. Growth in North America (“NAM”) more than offset sales declines in all other regions, which were significantly impacted by COVID-related shutdowns, most heavily in Asia Pacific, Europe and the Middle East and Africa (“MEA”).

Food & Beverage. Net sales decreased $10.9 million, or 1.7%, in 2020 compared with 2019. Foreign currency translation had a negative effect of $28.0 million. On a constant dollar basis, net sales increased $17.1 million, or 2.7%, reflecting growth across all regions with the exception of Asia Pacific. Our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers are considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. On a regional basis, growth was led by

MEA and Latin America, which were primarily driven by price increases to offset inflation. Sales volumes were also higher in these regions as well as in NAM due to a combination of demand for sanitizers and disinfectant products and new customer wins.

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

2021 vs 2020

Our gross profit was $1,015.5 million in 2021 and $1,069.8 million in 2020, and our gross margin was 38.8% in 2021 and 40.7% in 2020. Gross profit for 2021 was favorably impacted by $16.1 million of foreign currency translation, and was offset by a $13.9 million charge for excess inventory related to COVID-19 and a $7.5 million increase in share-based compensation related to the cash long-term incentive plan as a result of our IPO. Customer demand for sanitizer products surged at the outset of COVID-19, and we met the rapidly increasing demand and sold the vast majority of the sanitizer inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess sanitizer inventory. Excluding the impact of these items, gross profit decreased by $49.0 million during 2021, and was negatively impacted by lower sales volumes as described above, as well as additional freight costs, increased inflation, and higher labor and manufacturing costs, which were partially offset by other cost reduction initiatives and price increases.

2020 vs 2019

Our gross profit was $1,069.8 million in 2020 and $1,101.8 million in 2019, and our gross margin was 40.7% in 2020 and 42.0% in 2019. Of the $32.0 million decrease in gross profit in 2020, $18.5 million was due to unfavorable foreign currency translation. The remaining decrease in gross profit reflects lower demand driven by lock-downs and restrictions in our core food service and hospitality industries and under absorbed manufacturing costs in Europe. The gross margin decrease was driven by additional freight costs, higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which was partially offset by other cost reduction initiatives and price increases as well as a significant increase in volume of infection prevention products driven by COVID-19 demand.

Selling, general and administrative expenses. Selling, general and administrative expenses are comprised primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

2021 vs 2020

Selling, general and administrative expenses were $828.3 million in 2021 compared to $835.7 million in 2020. The decrease of $7.4 million during 2021 was due in part to cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2020. These savings were partially offset by a $40.2 million increase in share-based compensation and $8.8 million of unfavorable foreign currency translation.

2020 vs 2019

Selling, general and administrative expenses were $835.7 million in 2020 compared to $858.6 million in 2019. The decrease of $22.9 million primarily reflects cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2020, and $8.2 million of favorable foreign currency translation. These items were partially offset by a $64.5 million increase in share-based compensation and a $7.2 million increase in the allowance for trade receivables due to minor deterioration in the aging of receivables.

Transition and transformation costs. Transition and transformation costs were $52.3 million, $42.5 million, and $52.8 million during 2021, 2020 and 2019, respectively. These costs consist primarily of professional and consulting services in areas such as information technology, controllership, tax, treasury, transformation services, debt refinancing, human resources, procurement and supply chain (which are non-operational in nature), incurred in becoming a standalone company and preparing to become a publicly traded company. Costs incurred in 2021 in connection with becoming a publicly traded company were $14.7 million.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. The management agreement was terminated in March 2021, pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during 2021. We paid Bain Capital $19.4 million, $7.5 million and $7.5 million in management fees during 2021, 2020 and 2019, respectively.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $96.7 million, $98.2 million, and $93.7 million during 2021, 2020 and 2019, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $27.4 million, $25.6 million, and $19.8 million during 2021, 2020 and 2019, respectively. These charges represent facilities consolidations, the exit of certain businesses that leased equipment to customers under sales-type leases, and employee termination costs related to our initiatives to align our labor resources to our anticipated business needs. See Note 19 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Non-operating results. Our non-operating results were as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest expense	126.3	$127.7	$141.0
Gain on sale of business and investments	—	—	(13.0)
Foreign currency (gain) loss related to Argentina subsidiaries	(2.1)	1.6	11.4
Loss on extinguishment of debt	15.6	—	—
Other (income) expense, net	(0.1)	(40.7)	6.0
	$139.7	$88.6	$145.4

Interest Expense. We incurred interest expense during 2021 of $57.2 million, $28.7 million and $13.1 million related to the Senior Secured Credit Facilities, the 2021 and 2017 Senior Notes and other debt, respectively.

We incurred interest expense during 2020 of $83.0 million, $30.3 million and $3.1 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt, respectively.

We incurred interest expense during 2019 of $102.1 million, $29.9 million and $1.5 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt, respectively.

Amortization of deferred financing costs and original issue discount totaling $27.3 million, $11.3 million, and $10.5 million for 2021, 2020 and 2019, respectively, are included in the interest expense line item disclosed above. In connection with the repayment of 2017 U.S. Dollar Term Loan and the Euro Term Loan, $18.9 million of accelerated interest amortization was incurred during 2021.

Gain on sale of business and investments. On December 17, 2019, we acquired all of the accelerated hydrogen peroxide intellectual property ("IP") of Virox Holdings, Inc. and Virox International Holdings, Inc., including patents, trademarks, copyrights, trade secrets, third party licenses, associated income, all technology, regulatory master registrations (EPA, Biocidal Products Regulations) and other rights and licenses required to operate the IP

(the “Virox Acquisition”). The IP was valued at $37.4 million, comprised of a cash purchase agreement of $34.2 million and a non-exclusive license back to Virox of that IP for specific sectors (excluding healthcare), valued at $3.2 million. Additionally, Virox acquired our shares of Virox Holdings, Inc. and Virox International Holdings, Inc. for $27.1 million in cash, resulting in a gain of $13.0 million.

Foreign currency loss related to Argentina subsidiaries. On July 1, 2018, the economy of Argentina was designated as a highly inflationary economy under U.S. GAAP. Therefore, the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange loss related to our Argentine subsidiaries. As a result of this designation, we recorded a remeasurement gain of $2.1 million during 2021, and remeasurement losses of $1.6 million and $11.4 million during 2020 and 2019, respectively.

Loss on extinguishment of debt. On September 29, 2021, the Company completed the sale of $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. The Company used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities (as defined below) and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes.

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost and the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million were charged to Loss on Extinguishment of Debt during 2021.

Other (income) expense, net. Our other (income) expense, net was as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest income	$(9.9)	$(5.9)	$(7.5)
Unrealized foreign exchange loss (gain)	12.9	(25.1)	10.8
Realized foreign exchange loss (gain)	5.9	(0.9)	0.6
Non-cash pension and other post-employment benefit plan	(15.7)	(12.9)	(8.8)
Release of tax indemnification asset	6.9	2.8	7.1
Factoring and securitization fees	4.7	4.3	3.4
Tax receivable agreement adjustments	(10.1)	—	—
Other, net	5.2	(3.0)	0.4
Total other (income) expense, net	$(0.1)	$(40.7)	$6.0

The change in the interest income was primarily due to the fluctuation of our cash balances.

The unrealized foreign exchange loss in 2021 was primarily due to the weakening of the Euro versus the U.S. dollar, which had an unfavorable impact on our U.S. dollar denominated debt held at our functional entity, which was partially offset by a favorable impact on our tax receivable agreement. The unrealized foreign exchange gain in 2020 was primarily due to the strengthening of the Euro versus the U.S. dollar which had a favorable impact on our U.S. dollar denominated debt held at our Euro functional entity. The unrealized foreign exchange loss in 2019 was primarily due to the weakening of the Euro versus the U.S. dollar, which had an unfavorable impact on our U.S. dollar denominated debt held at our functional entity.

The realized foreign exchange losses in 2021 were primarily caused by the refinancing of the Senior Secured Credit Facilities. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information. The other realized foreign exchange gains and losses were primarily due to internal cash-pooling activity.

In accordance with the provisions contained in Accounting Standards Update 2017-07, Compensation – Retirement Benefits, we record net pension income when the expected return on plan assets exceeds the interest costs associated with these plans.

The release of our tax indemnification asset was due to the lapse of statute of limitations for unrecognized tax benefits. See Note 15 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

The tax receivable agreement adjustments were due to changes in tax laws and changes in the valuation allowance against the deferred tax assets; therefore there was a net reduction of the tax benefits under the tax receivable agreement. See Note 15 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Income tax provision. For 2021, the difference in the statutory income tax benefit of $(28.4) million and the recorded income tax provision of $25.3 million was primarily attributable to $14.5 million of income tax expense related to non-deductible share-based compensation, and a net $23.8 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets.

For 2020, the difference in the statutory income tax benefit of $(7.3) million and the recorded income tax provision of $9.2 million was primarily attributable to $16.9 million of income tax expense related to non-deductible share-based compensation and $14.5 million of income tax expense driven by changes to tax laws impacting our deferred tax liabilities, offset by a net favorable change of $10.3 million from audit settlements and changes to unrecognized tax benefits.

For 2019, the difference in the statutory income tax benefit of $(19.0) million and the recorded tax provision of $32.7 million was primarily attributable to $23.4 million of income tax expense driven by changes to tax laws impacting deferred tax liabilities, $11.7 million of unfavorable adjustments to deferred tax balances in foreign subsidiaries, $9.2 million of income tax expense related to the impact of permanent differences, and a net unfavorable change of $8.1 million from audit settlements and changes to unrecognized tax benefits. These increases to income tax expense were partially offset by a net $12.0 million decrease in the valuation allowance as a result of changes in the assessment of the realizability of non-U.S. deferred tax assets.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Institutional	$319.8	$336.4	$296.4
Food & Beverage	133.7	111.9	101.9
Total Segment Adjusted EBITDA	453.5	448.3	398.3
Corporate costs	(43.4)	(47.1)	(58.5)
Consolidated Adjusted EBITDA	$410.1	$401.2	$339.8

2021 vs 2020

(in millions, except percentages)	Institutional		Food & Beverage		Corporate		Total
2020 Adjusted EBITDA	$336.4	83.8%	$111.9	27.9%	$(47.1)	(11.7)%	$401.2
Adj EBITDA margin	16.9%		17.7%				15.3%
Organic change (non-U.S. GAAP)	(23.5)	(7.0)%	18.1	16.2%	3.5	7.4%	(1.9)	(0.5)%
Acquisition	1.1	0.3%	3.5	3.1%	—	—%	4.6	1.1%
Constant dollar change (Non-GAAP)	(22.4)	(6.7)%	21.6	19.3%	3.5	7.4%	2.7	0.7%
Foreign currency translation	5.8	1.7%	0.2	0.2%	0.2	0.4%	6.2	1.5%
Total change (U.S. GAAP)	(16.6)	(4.9)%	21.8	19.5%	3.7	7.9%	8.9	2.2%
2021 Adjusted EBITDA	$319.8	78.0%	$133.7	32.6%	$(43.4)	(10.6)%	$410.1
Adj EBITDA margin	16.7%		19.1%				15.7%

Institutional. Adjusted EBITDA decreased $16.6 million, or 4.9%, in 2021 as compared to 2020. Foreign currency translation had a positive effect of $5.8 million. On a constant dollar basis, Adjusted EBITDA in 2021 decreased $22.4 million, or 6.7%, as compared with 2020. Our acquisitions contributed $1.1 million of growth in 2021. Adjusted EBITDA margin decreased from 16.9% in 2020 to 16.7% in 2021, which reflected a decline in gross profit margin due to lower sales volumes and higher freight costs, inflation, and higher manufacturing costs reflecting social distancing and higher employee absenteeism resulting from COVID-19, which was partially offset by cost saving initiatives.

Food & Beverage. Adjusted EBITDA increased $21.8 million, or 19.5%, in 2021 compared with 2020. Foreign currency translation had a positive effect of $0.2 million. On a constant dollar basis, Adjusted EBITDA in 2021 increased $21.6 million, or 19.3%, when compared to 2020. Our acquisitions contributed $3.5 million of growth in 2021. Adjusted EBITDA margin improved from 17.7% in 2020 to 19.1% in 2021, which was driven by price increases and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global COVID-19 pandemic.

Corporate Costs. Corporate costs decreased from $47.1 million in 2020 to $43.4 million in 2021. The reduction was primarily driven by cost reduction initiatives and controlled discretionary spending.

2020 vs 2019

(in millions, except percentages)	Institutional		Food & Beverage		Corporate		Total
2019 Adjusted EBITDA	296.4	87.2%	101.9	30.0%	(58.5)	(17.2)%	339.8
Adj EBITDA margin	15.0%		15.8%				13.0%
Organic change (Non-GAAP)	42.0	14.2%	17.0	16.7%	11.7	20.0%	70.7	20.8%
Acquisition	1.2	0.4%	—	—%	—	—%	1.2	0.4%
Constant dollar change (Non-GAAP)	43.2	14.6%	17.0	16.7%	11.7	20.0%	71.9	21.2%
Foreign currency translation	(3.2)	(1.1)%	(7.0)	(6.9)%	(0.3)	(0.5)%	(10.5)	(3.1)%
Total change (U.S. GAAP)	40.0	13.5%	10.0	9.8%	11.4	19.5%	61.4	18.1%
2020 Adjusted EBITDA	336.4	83.8%	111.9	27.9%	(47.1)	(11.7)%	401.2
Adj EBITDA margin	16.9%		17.7%				15.3%

Institutional. Adjusted EBITDA increased $40.0 million, or 13.5%, in 2020 as compared to 2019. Foreign currency translation had a negative effect of $3.2 million. On a constant dollar basis, Adjusted EBITDA in 2020 increased $43.2 million, or 14.6%, as compared with 2019, with the acquisition of Wypetech contributing $1.2 million to growth. Adjusted EBITDA margin grew from 15.0% in 2019 to 16.9% in 2020. Organic growth of 14.2% and margin expansion of 1.9% was driven primarily by the impact of cost saving initiatives (including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global pandemic), in addition to price increases and supply chain cost savings, which more than offset additional freight costs, under absorbed manufacturing costs and unfavorable mix resulting from COVID-19.

Food & Beverage. Adjusted EBITDA increased $10.0 million, or 9.8%, in 2020 compared to 2019. Foreign currency had a negative effect of $7.0 million. On a constant dollar basis, Adjusted EBITDA in 2020 increased $17.0 million, or 16.7%, when compared to 2019. Adjusted EBITDA margin improved from 15.8% in 2019 to 17.7% in 2020. Margin expansion was driven by price increases and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global pandemic.

Corporate Costs. Corporate costs fell from $58.5 million in 2019 to $47.1 million in 2020. The reduction was primarily driven by cost reduction initiatives and controlled discretionary spending in response to the COVID-19 pandemic.

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
Non-GAAP financial measures also provide management with additional means to understand and evaluate the core operating results and trends in our ongoing business by eliminating certain expenses and/or gains (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and peers more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. Non-GAAP measures do not purport to represent any similarly titled U.S. GAAP information and are not an indicator of our performance under U.S. GAAP. Investors are cautioned against placing undue reliance on these Non-GAAP measures. Further, investors are urged to review and consider carefully the adjustments made by management to the most directly comparable U.S. GAAP financial measure to arrive at these Non-GAAP financial measures, described below.
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
•EBITDA and Adjusted EBITDA do not reflect our income tax expense or the cash requirements to pay our income taxes;
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

We believe that, in addition to our results determined in accordance with GAAP, Adjusted Net Income and Adjusted EPS are useful in evaluating our business, results of operations and financial condition. We believe that Adjusted Net Income and Adjusted EPS may be helpful to investors because they provide consistency and comparability with past financial performance and facilitate period to period comparisons of our operations and financial results, as they eliminate the effects of certain variables from period to period for reasons that we do not believe reflect our underlying operating performance or are unusual or infrequent in nature. However, Adjusted Net Income and Adjusted EPS are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute or alternative for financial information presented in accordance with U.S. GAAP.

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

Because of these limitations, you should consider Adjusted Net Income and Adjusted EPS alongside other financial performance measures, including net loss, basic and diluted loss per share, and our other U.S. GAAP results. Adjusted Net Income and Adjusted EPS are not presentations made in accordance with U.S. GAAP and the use of these terms may vary from other companies in our industry. The most directly comparable U.S. GAAP measure to Adjusted Net Income is net loss and the most directly comparable U.S. GAAP measure to Adjusted EPS is basic and diluted loss per share.

The following table reconciles net income (loss) before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Loss before income tax provisions	$(149.5)	$(29.3)	$(76.3)
Interest expense	126.3	127.7	141.0
Interest income	(9.9)	(5.9)	(7.5)
Amortization expense of intangible assets acquired	96.7	98.2	93.7
Depreciation expense included in cost of sales	82.7	89.5	84.4
Depreciation expense included in selling, general and administrative expenses	8.1	7.9	7.4
EBITDA	154.4	288.1	242.7
Transition and transformation costs and non-recurring costs(1)	52.3	42.5	52.8
Restructuring and exit costs(2)	27.4	25.6	19.8
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.1)	1.6	11.4
Adjustment for tax indemnification asset(4)	6.9	2.8	7.1
Merger and acquisition-related cost (5)	1.2	1.0	0.3
Acquisition accounting adjustments(6)	—	—	1.9
Bain Capital management fee(7)	19.4	7.5	7.5
Non-cash pension and other post-employment benefit plan(8)	(15.7)	(12.9)	(8.8)
Unrealized foreign currency exchange loss (gain)(9)	12.9	(25.1)	10.8
Factoring and securitization fees(10)	4.7	4.3	3.4
Share-based compensation(11)	115.2	67.5	3.0
Tax receivable agreement adjustments(12)	(10.1)	—	—
Gain on sale of business and investments(13)	—	—	(13.0)
Loss on extinguishment of debt(14)	15.6	—	—
Realized foreign currency exchange loss on debt refinancing(15)	4.5	—	—
COVID-19 inventory charges(16)	13.9	—	—
Other items(18)	9.6	(1.7)	0.9
Consolidated Adjusted EBITDA	$410.1	$401.2	$339.8

The following table reconciles net loss to Adjusted Net Income and basic and diluted loss per share to Adjusted EPS for the periods presented:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(21)	Net Income (Loss)	Basic and diluted EPS(21)	Net Income (Loss)	Basic and diluted EPS(21)
Reported (GAAP)	$(174.8)	$(0.60)	$(38.5)	$(0.16)	$(109.0)	$(0.45)
Amortization expense of intangible assets acquired	96.7	0.33	98.2	0.40	93.7	0.39
Transition and transformation costs and non-recurring costs(1)	52.3	0.18	42.5	0.17	52.8	0.22
Restructuring and exit costs(2)	27.4	0.09	25.6	0.11	19.8	0.08
Foreign currency loss (gain) related to Argentina subsidiaries(3)	(2.1)	(0.01)	1.6	0.01	11.4	0.05
Adjustment for tax indemnification asset(4)	6.9	0.02	2.8	0.01	7.1	0.03
Merger and acquisition-related cost (5)	1.2	—	1.0	—	0.3	—
Acquisition accounting adjustments(6)	—	—	—	—	1.9	0.01
Bain Capital management fee(7)	19.4	0.07	7.5	0.03	7.5	0.03
Non-cash pension and other post-employment benefit plan(8)	(15.7)	(0.05)	(12.9)	(0.05)	(8.8)	(0.04)
Unrealized foreign currency exchange loss (gain)(9)	12.9	0.04	(25.1)	(0.10)	10.8	0.04
Share-based compensation(11)	115.2	0.40	67.5	0.28	3.0	0.01
Tax receivable agreement adjustments(12)	(10.1)	(0.03)	—	—	—	—
Gain on sale of business and investments(13)	—	—	—	—	(13.0)	(0.05)
Loss on extinguishment of debt(14)	15.6	0.05	—	—	—	—
Realized foreign currency exchange loss on debt refinancing(15)	4.5	0.02	—	—	—	—
COVID-19 inventory charges(16)	13.9	0.05	—	—	—	—
Accelerated expense of deferred financing and original issue discount costs(17)	18.9	0.07	—	—	—	—
Other items(18)	9.6	0.03	(1.7)	(0.01)	0.9	—
Tax effects related to non-GAAP adjustments(19)	(69.3)	(0.24)	(33.3)	(0.14)	(38.8)	(0.16)
Discrete tax adjustments(20)	29.3	0.10	(11.6)	(0.04)	23.9	0.10
Adjusted (Non-GAAP)	$151.8	$0.52	$123.6	$0.51	$63.5	$0.26

(1)In the period following the Diversey Acquisition, we incurred costs primarily consisting of professional and consulting services in such areas as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in establishing ourselves as a standalone company and to position ourselves for future growth. Costs incurred in 2021 include those necessary in becoming a publicly traded Company.

(2)Includes costs related to restructuring programs and business exit activities. See Note 19 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(3)Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentine peso to the United States dollar and remeasurement charges/credits are recorded in our Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Consolidated Balance Sheets.

(4)In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision. See Note 15 - Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(5)These costs consisted primarily of investment banking, legal and other professional advisory services costs.

(6)In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

(7)Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during 2021.

(8)Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans. See Note 14 - Retirement Plans in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(9)Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. dollar-denominated debt held by our European entity and our tax receivable agreement.

(10)On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC Bank ("PNC") to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. See Note 6 - Financial Statement Details to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(11)Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 18 — Share-Based Compensation in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(12)Represents the adjustment to our tax receivable agreement liability due to changes in tax laws and changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement. See Note 15 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(13)Represents non-cash gain on sale of our shares in connection with the Virox IP Acquisition. See Note 5 — Acquisitions in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(14)Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(15)During 2021, the Company incurred a realized foreign currency exchange loss of $4.5 million related to the refinancing of the Senior Secured Credit Facilities. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(16)Customer demand for COVID-related products surged at the outset of COVID-19, and we met the rapidly increasing demand and sold the vast majority of this inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess inventory. The Company recorded a charge of $13.9 million in the fourth quarter of 2021 for excess inventory and estimated disposal costs.

(17)Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as the Company's U.S. Dollar Incremental Loan was fully repaid and the Euro Term Loan was paid down significantly using proceeds from the IPO.

(18)Includes other costs associated with restructuring which are recorded within Cost of sales.

(19)The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(20)Represents adjustments related to discrete tax items including uncertain tax positions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(21)For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions (See Note 1 - General and Description of Business in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information) had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

Liquidity and Capital Resources
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers, amounts available under our Revolving Credit Facility (as defined below) and accounts receivable factoring and securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity, in addition to cash from operating activities, has been through our Revolving Credit Facility. As of December 31, 2021, we had cash and cash equivalents of $207.6 million and unused borrowing capacity of $442.1 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.

Material Cash Requirements. In 2021, we began a strategic initiative to consolidate certain production and office facilities within Europe and North America, which also includes opening a new manufacturing facility in North America. These actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to spend an estimated $90.0 million in total cash for the initiative in 2021 through 2023, which consists of $55.0 million of capitalized expenditures and $35.0 million of expenses. Of these amounts, we paid $25.6 million for capital expenditures and $2.3 million for expenses during the year ended December 31, 2021. Our remaining cash requirements for 2022 and 2023 are estimated at $29.4 million for capital expenditures and $32.7 million for expenses. We believe that cash flow from operations and available cash on hand will meet our need to fund this initiative.

Historical Cash Flows. Note that the table below and discussion that follows include restricted cash as part of net cash in accordance with the provisions of ASU 2016-18, Statement of Cash Flows - Restricted Cash. We include restricted cash from our factoring arrangements and compensating balance deposits as part of our cash and cash equivalents and restricted cash for purposes of preparing our Consolidated Statements of Cash Flows.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Change	Year Ended December 31, 2019	Change
Net cash provided by (used in) operating activities	$(88.7)	$103.0	$(191.7)	$21.8	$81.2
Net cash used in investing activities	$(134.4)	$(70.8)	$(63.6)	$(44.6)	$(26.2)
Net cash provided by financing activities	$237.2	$23.6	$213.6	$73.9	$(50.3)

Operating activities

Cash flows from operating activities decreased $191.7 million during 2021 as compared to 2020, and was primarily attributable to a decrease in net income and unfavorable fluctuations in working capital items totaling $172.8 million. The changes in working capital reflect unfavorable fluctuations in trade receivables of $143.8 million (primarily relating to increased sales in 2021 in Latin America and the Middle East and Africa, which have longer payment terms, and the securitization of receivables in 2020) and other assets and liabilities of $105.1 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by a favorable fluctuation in accounts payable of $75.3 million.

Cash flows from operating activities increased $81.2 million during 2020 as compared to 2019, and was primarily attributable to an increase in net income $70.5 million. Changes in working capital items were not significant in aggregate, totaling $0.9 million. However, the changes in working capital reflect favorable fluctuations in trade receivables of $100.0 million (primarily relating to the securitization of receivables in 2020) and other assets and liabilities of $15.7 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by unfavorable fluctuations in inventory of $83.1 million (primarily relating to the increase in 2020 due to COVID-19) and accounts payable of $33.5 million (primarily related to the change in inventory).

Investing activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and our securitization program for receivables, as well as capital investments in the business.

Cash received from beneficial interests on sold receivables was $40.1 million, $66.9 million and $80.8 million during 2021, 2020 and 2019, respectively. Our investments in dosing and dispensing equipment and capital expenditures totaled $119.2 million, $87.0 million and $122.4 million during 2021, 2020 and 2019, respectively.

In 2021, we purchased Avmor Ltd., Birko Corporation and Tasman Chemicals, and entered into a global exclusive license agreement with Halomine, Inc. for their patented HaloFilmTM disinfectant technology, and our total cash paid for acquisitions was $56.3 million. In 2020, we purchased Wypetech and SaneChem for a total of $51.2 million. In 2019, we acquired AHP® intellectual property from Virox and sold our investment in Virox, resulting in a net cash payment of $6.3 million.

Financing activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO and follow-up offering, and borrowings and repayment of debt.

In 2021, we received net proceeds from our IPO and follow-up offering of $940.1 million, and combined with amending our credit facilities as noted below, paid down long-term borrowings of $668.8 million. Additionally, we paid $42.7 million in deferred financing costs, original issue discount costs and bond redemption premium costs, primarily related to amending our credit facilities.

In 2020, we received net proceeds from long-term borrowings of $146.1 million related to the new U.S. Dollar Incremental Loan, the proceeds of which were used to pay off our revolving credit facility borrowings of $120.0 million.

In 2019, we received net proceeds from borrowings on the revolving credit facility of $111.0 million, which were offset primarily by payments of long-term and short-term borrowings and contingent consideration of $35.8 million.

Debt Capitalization. We had $207.6 million and $192.9 million of cash and cash equivalents as of December 31, 2021 and December 31, 2020, respectively. The following table details our debt outstanding:

(in millions)	December 31, 2021	December 31, 2020
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,500.0	$—
2017 U.S. Dollar Term Loan	—	873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	—	1,146.9
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	—
2017 Senior Notes	—	548.5
Short-term borrowings	10.7	0.4
Finance lease obligations	4.4	5.2
Financing obligations	23.1	22.5
Unamortized deferred financing costs	(35.3)	(39.6)
Unamortized original issue discount	(8.3)	(6.2)
Total debt	1,994.6	2,700.3
Less: Current portion of long-term debt	(10.9)	(13.2)
Short-term borrowings	(10.7)	(0.4)
Long-term debt	$1,973.0	$2,686.7

On September 29, 2021, we entered into an amendment of our Senior Secured Credit Facilities, which was previously comprised of a $900.0 million senior secured U.S. dollar denominated term loan (the “2017 U.S. Dollar Term Loan"), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the 2017 U.S. Dollar Term Loan, the "Term Loan Facility") and a $450.0 million revolving credit facility (the “Revolving Credit Facility,” together with the "Term Loan Facility", the "Senior Secured Credit Facilities").

The amendment provided for the repayment of the 2017 U.S. Dollar Term Loan in the amount of $868.5 million and the Euro Term Loan in the amount of $535.7 million. The amendment also provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan” and, together with the Revolving Credit Facility, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. At December 31, 2021, the interest rate for the 2021 U.S. Dollar Term Loan is 3.50%. At December 31, 2021, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

Prior to amending the Senior Secured Credit Facilities, in the first and second quarters of 2021, we used proceeds from the IPO of $725.7 million to pay off a U.S. dollar incremental loan that was obtained during 2020 ("U.S. Dollar Incremental Loan") and pay down the Euro Term Loan. See to Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of 2021 Senior Notes in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 2017 Senior Notes, pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At December 31, 2021, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

We redeemed the 2017 Senior Notes at the redemption price (expressed as a percentage of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium.

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes (collectively, the "Refinancing Transactions"), we also entered into a series of derivative agreements to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S dollar denominated debt. The Refinancing Transactions extended the maturities of the debt and decreased the interest rates, and combined with the new derivatives, will reduce our future interest expense. Assuming that interest rates on the floating-rate debt remain constant, we anticipate annual interest expense savings to be in excess of $11.0 million, which could increase to $14.0 million by further reducing the interest rate for the 2021 U.S. Dollar Term Loan, upon achieving a Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) of less than or equal to 4.50 to 1.00. As of December 31, 2021, our Total Net Leverage Ratio was less than 4.50 to 1.00, and the interest rate reduction noted above will be effective during the fiscal quarter ending March 31, 2022.

Preferred Equity Certificates. Constellation (BC) 2 S.à r.l., was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg. PECs were a part of the capital structure and while classified as a debt instrument because they did not have equity rights, they were a capital contribution from the investor and were subordinate to the Senior Secured Credit Facilities and other creditors. On March 25, 2021, the $620.9 million of PECs outstanding were exchanged for ordinary shares of the Company in connection with our IPO.

Critical Accounting Policies
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from these estimates. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could differ from these estimates.

Net Sales. Our revenue earning activities primarily involve manufacturing and selling products and services. Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Business Combinations. Business combinations are accounted for under the acquisition method of accounting, which requires the acquired assets, including separately identifiable intangible assets, and assumed liabilities to be recorded as of the acquisition date at their respective fair values. Any excess of the purchase price over the fair value of the assets acquired, including separately identifiable intangible assets, and liabilities assumed is recorded as goodwill. Fair value determination is subject to a significant degree of estimates.

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Where appropriate, external advisors are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods) which is considered to be a Level 3 fair value.

The results of operations for businesses acquired are included in the consolidated financial statements from the acquisition date.

Financial Instruments. We may from time to time use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. treasury lock agreements and foreign currency exchange forward contracts and options relating to our borrowing and trade activities. We may use these financial instruments from time to time to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least BBB− by Standard & Poor's and Baa3 by Moody’s.

Derivative instruments are reported at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. Before entering into any derivative transaction, we identify our specific financial risk, the appropriate hedging instrument to use to reduce this risk, and the correlation between the financial risk and the hedging instrument. We use forecasts and historical data as the basis for determining the anticipated values of the transactions to be hedged. We do not enter into derivative transactions that do not have a high correlation between the transaction risks and the hedging instruments. We regularly review hedge positions and the correlation between the transaction risks and the hedging instruments.

We record gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income to the extent that hedges are effective, and until the underlying transactions are recognized in the Consolidated Statements of Operations, at which time we recognize the gains and losses on these derivatives in the Consolidated Statements of Operations.

Generally, our practice is to terminate derivative transactions if the underlying asset or liability matures or terminates or if we determine the underlying forecasted transaction is no longer probable of occurring. Any deferred gains or losses associated with the derivative instrument are recognized on the Consolidated Statements of Operations over the period in which the income or expense on the underlying hedged transaction is recognized.

Long-Lived Assets. Long-lived assets represent a significant portion of our total assets, the aggregate amount of which was $1,602.2 million and $1,667.0 million, as of December 31, 2021 and December 31, 2020, respectively. Such long-lived assets primarily consist of definite-lived intangible assets in an aggregate amount of $1,292.6 million and $1,411.0 million as of December 31, 2021 and December 31, 2020, respectively.

We perform an impairment review for definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Such events may include, but are not limited to, a significant decrease in the market price of an asset or asset group, change in manner in which an asset is being used, significant change in business climate and significant cash flow or operating losses that demonstrate continuing losses associated with the use of the asset. We calculate the undiscounted value of the projected cash flows expected to result from the use and eventual disposition of the asset or asset group and compare this estimated amount to the carrying value of the asset or asset group. If the carrying amount is found to be greater than the undiscounted value of the projected cash flows of the asset or asset group, we record an impairment loss of the excess of carrying value over the fair value of the asset or asset group. In addition, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

Definite-lived intangible assets, such as trade names and customer relationships are amortized over their estimated economic lives. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Our goodwill had a carrying value of $471.5 million and $467.0 million as of December 31, 2021 and December 31, 2020, respectively. Indefinite-lived intangible assets, which consist of the Diversey trade name, had a carrying value of $854.7 million and $900.4 million as of December 31, 2021 and December 31, 2020, respectively.

We review goodwill and indefinite-lived intangible assets for possible impairment on a reporting unit level, which are consistent with our operating segments, on an annual basis as of October 1st of each year, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. Such events may include, but are not limited to, impairment of other assets or establishment of valuation allowances on deferred tax assets, cash flow or operating losses at a reporting unit, negative current events or long-term outlooks for our industry, and negative adjustments to future forecasts. In performing the annual goodwill impairment assessment, we have the option under U.S. GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude from the qualitative assessment that there are no indicators of impairment, we do not perform a quantitative test, which would require a valuation of the reporting unit as of October 1. U.S. GAAP provides a set of qualitative factors such as macroeconomic, industry, market and company specific factors, including cost factors, overall performance, market capitalization, and other events specific to the company to consider in performing the qualitative assessment described above, which factors are not all inclusive; management considers the factors it deems relevant in making its more likely than not assessments.

If we conclude from our qualitative assessment that there are indicators of impairment and that a quantitative test is required, the annual or interim quantitative goodwill impairment test involves comparing the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no impairment and no further testing is required. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recognized in an amount of the excess, limited to the amount of goodwill allocated to the reporting unit.

Our annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time we change our operating segments. If the goodwill of a reporting unit is allocated to newly-formed reporting units, the allocation is made to each reporting unit based upon their relative fair values.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that our reporting units were not impaired.

For our 2020 and 2019 annual assessments, we elected to bypass performing the qualitative screen and went directly to performing the quantitative test, and neither test identified any impairments.

The fair value of our reporting units is determined using both an income approach, which is based on discounted cash flows (“DCF”), and a market approach when we quantitatively test goodwill for impairment, either on an interim basis or annual basis as of October 1 of each year. Significant judgments inherent in using a DCF analysis include the selection of appropriate discount and long-term growth rates and estimating the amount and timing of expected future cash flows. The expected cash flows used in the DCF analyses are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. The discount rates and growth rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate and the long-term growth rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors, and reflect our best estimate as of the impairment testing date. Any changes in such assumptions or estimates as a result of changes in our budgets, forecasts or negative macroeconomic trends could significantly affect the value of the Company’s reporting units which could impact whether an impairment of goodwill has occurred. The discount rates used in the quantitative test for determining the fair value of our reporting units was 9.0% in 2020, and ranged from 8.0% to 13.5% in 2019. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The 2021, 2020 and 2019 annual assessments of the indefinite-lived intangible asset did not identify any impairments.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of the indefinite-lived intangible asset exceeded the carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that the indefinite-lived intangible asset was not impaired.

When performing a quantitative test, we determine the fair value of the indefinite-lived intangible asset using a relief from royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names. The future cash flows are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. Assumptions used in the relief from royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in our annual indefinite-lived impairment assessment was 9.0% in 2020 and 10.5% in 2019, and the royalty rate used in 2020 and 2019 was 3.0%.

Income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carry forwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

We do not provide for income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested. Where we do not intend to indefinitely reinvest earnings of foreign subsidiaries, we provide for income taxes and foreign withholding taxes, where applicable, on undistributed earnings.

We recognize the benefit of an income tax position only if it is “more likely than not” that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision (benefit) for taxes on income.

Pension Benefits. In connection with the Diversey Acquisition, we assumed certain defined benefit plan obligations and acquired certain related plan assets for current employees of our subsidiaries. In addition, we implemented a replacement retiree health care reimbursement plan for certain U.S. employees.

The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed and approved by management on a plan-by-plan basis each fiscal year. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets and the expected rate of future compensation increases. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.

In determining the discount rate, we utilize market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on our asset allocation, asset return data, historical return data, and the economic environment. We believe these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine benefit obligations and plan assets is December 31.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized in our Consolidated Financial Statements. See Note 14 - Retirement Plans in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Fair Value Measurements of Financial Instruments. In determining the fair value of financial instruments, we utilize various techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine fair value for our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities to the reporting entity at the measurement date.
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

Our fair value measurements in our financial instruments are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

Share-Based Compensation. Share-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 18—Share-based Compensation in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

Recent Accounting Pronouncements

Refer to the sub-section, "New Accounting Guidance," within Note 3 - Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussions.

Off Balance Sheet Arrangements

We have reviewed our off‑balance sheet arrangements and have determined that none of our arrangements that are not already disclosed in our consolidated financial statements have a material current effect or is reasonably likely to have a material future effect on our consolidated financial statements, liquidity, capital expenditures or capital resources.

Guarantees and Indemnification Obligations. We are party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•    product and service warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formula. We accrue a product warrant liability on a transaction‑specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•    licenses of intellectual property by us to third parties in which we have agreed to indemnify the licensee against third party infringement claims.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our interest expense by approximately $0.5 million per year prior to our debt refinancing in 2021, and approximately $2.5 million per year after considering our debt refinancing.

Foreign exchange rates risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, the U.S. dollar. The primary purpose of our currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our combined financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may do so in the future. A substantial portion of our revenue and costs are denominated in, or effectively fluctuate with, U.S. dollars, and we also have significant revenue and costs in Euros, Canadian dollars, British pounds, and other currencies.

Approximately 80.8% of our net sales for the year ended December 31, 2021 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. During 2021, we saw unprecedented inflation impact the cost of our raw materials, packaging and transportation and expect that trend to continue into early 2022. We have taken actions to mitigate inflation through cost control, raw material substitutions and more efficient logistics practices, as well as price increases. However, we cannot guarantee the negative impacts of inflation can be fully recovered.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Diversey Holdings, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diversey Holdings, Ltd. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite-Lived and Intangible Asset Impairment Assessments

Description of the Matter
As described in Notes 3 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $471.5 million, and the indefinite-lived intangible asset balance was $854.7 million, as of December 31, 2021. Management reviews goodwill and its indefinite-lived intangible asset for impairment on an annual basis as of October 1st of each year or more frequently whenever events or circumstances indicate that the carrying value of goodwill and the indefinite-lived intangible asset may not be recoverable. The Company performed a qualitative assessment to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value. Similarly, the indefinite-lived intangible asset was evaluated using a qualitative approach to test for impairment based on relevant qualitative factors.

Auditing management’s annual goodwill and indefinite-lived intangible asset impairment tests required the application of greater auditor judgment. Qualitative events and circumstances, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and its reporting units and indefinite-lived intangible asset, required a higher degree of auditor judgment to evaluate. These events and circumstances could have a significant effect on the Company’s qualitative assessments and the determination of whether further quantitative analysis of goodwill or the indefinite-lived intangible asset for impairment was required.

How We Addressed the Matter in Our Audit	To test the qualitative assessment of the Company’s reporting units and indefinite-lived intangible asset, we performed audit procedures that included, among others, considering macroeconomic indicators; evaluating information from third-party analyst reports across the manufacturing and hygiene solutions industries; and analyzing the financial performance of the consolidated Company and reporting units, the Company’s market capitalization, the carrying value of the reporting units, and other entity and reporting-unit specific events. We further assessed the historical accuracy of management’s estimates of future financial performance, changes in estimated future cash flows, and performed sensitivity analyses of significant assumptions, such as the discount rate, to evaluate if changes in these inputs could indicate that the fair value of the reporting units and indefinite-lived intangible asset were more likely than not less than the carrying value. We involved our valuation specialist to assist in our evaluation of the significance and sensitivity of the significant assumptions most likely to affect the fair value of the reporting units and indefinite-lived intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Charlotte, North Carolina
March 11, 2022

Diversey Holdings, Ltd.
Consolidated Balance Sheets

(in millions except per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$207.6	$192.9
Trade receivables, net of allowance for doubtful accounts of $23.5 and $28.7	414.3	342.0
Other receivables	59.3	71.0
Inventories (Note 6)	337.6	282.4
Prepaid expenses and other current assets (Note 6)	69.4	62.0
Total current assets	1,088.2	950.3
Property and equipment, net (Note 7)	210.7	188.3
Goodwill (Note 8)	471.5	467.0
Intangible assets, net (Note 8)	2,147.3	2,311.4
Other non-current assets (Note 6)	382.3	369.1
Total assets	$4,300.0	$4,286.1

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings (Note 10)	$10.7	$0.4
Current portion of long-term debt (Note 10)	10.9	13.2
Accounts payable	434.3	404.6
Accrued restructuring costs (Note 19)	16.7	26.3
Other current liabilities (Note 6)	384.5	512.4
Total current liabilities	857.1	956.9
Long-term debt, less current portion (Note 10)	1,973.0	2,686.7
Preferred equity certificates (Note 11)	—	641.7
Deferred taxes (Note 15)	164.3	181.1
Other non-current liabilities (Note 6)	520.0	328.3
Total liabilities	3,514.4	4,794.7
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $0.01 par value per share, 0 and 243,163,947 shares authorized and outstanding in 2021 and 2020, respectively	—	2.2
Ordinary shares, $0.0001 par value per share; 1,000,000,000 and 0 shares authorized, 318,639,592 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 and 0 shares authorized, 0 and 0 shares outstanding in 2021 and 2020, respectively	—	—
Additional paid-in capital	1,662.7	247.2
Accumulated deficit	(720.1)	(545.3)
Accumulated other comprehensive loss (Note 20)	(157.0)	(212.7)
Total stockholders' equity	785.6	(508.6)
Total liabilities and stockholders' equity	$4,300.0	$4,286.1

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Operations

(in millions except per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net sales	$2,618.9	$2,629.2	$2,623.9
Cost of sales	1,603.4	1,559.4	1,522.1
Gross profit	1,015.5	1,069.8	1,101.8
Selling, general and administrative expenses	828.3	835.7	858.6
Transition and transformation costs	52.3	42.5	52.8
Management fee (Note 17)	19.4	7.5	7.5
Amortization of intangible assets	96.7	98.2	93.7
Restructuring and exit costs (Note 19)	27.4	25.6	19.8
Merger and acquisition-related costs	1.2	1.0	0.3
Operating income (loss)	(9.8)	59.3	69.1
Interest expense	126.3	127.7	141.0
Gain on sale of business and investments (Note 5)	—	—	(13.0)
Foreign currency (gain) loss related to Argentina subsidiaries	(2.1)	1.6	11.4
Loss on extinguishment of debt	15.6	—	—
Other (income) expense, net (Note 6)	(0.1)	(40.7)	6.0
Loss before income tax provision	(149.5)	(29.3)	(76.3)
Income tax provision (Note 15)	25.3	9.2	32.7
Net loss	$(174.8)	$(38.5)	$(109.0)

Basic and diluted loss per share (Note 22)	$(0.60)	$(0.16)	$(0.45)
Basic and diluted weighted average shares outstanding (Note 22)	290.4	243.2	243.2

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Comprehensive Loss

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(174.8)	$(38.5)	$(109.0)
Other comprehensive (loss) income:
Pension plans and post-employment benefits, net of taxes of $(10.8), $13.9 and $(1.7)	36.0	(29.0)	(2.7)
Hedging activities, net of taxes of $(3.4), $6.3 and $(2.0)	13.3	(19.8)	3.2
Foreign currency translation adjustments	6.4	(99.4)	29.8
Other comprehensive (loss) income:	55.7	(148.2)	30.3
Comprehensive loss	$(119.1)	$(186.7)	$(78.7)

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Stockholders' Equity

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2019	$1.1	$—	$128.9	$(392.1)	$(94.8)	$(356.9)
Conversion of preferred equity certificates to equity	1.1	—	113.2	—	—	114.3
Equity redemptions	—	—	(1.3)	—	—	(1.3)
Share-based compensation	—	—	1.4	—	—	1.4
Pension plans and post-employment benefits	—	—	—	—	(2.7)	(2.7)
Cash flow hedging activities, net of tax	—	—	—	—	3.2	3.2
Foreign currency translation adjustments	—	—	—	—	29.8	29.8
Net loss	—	—	—	(109.0)	—	(109.0)
Balance as of December 31, 2019	$2.2	$—	$242.2	$(501.1)	$(64.5)	$(321.2)
Equity contributions	—	—	5.0	—	—	5.0
Pension plans and post-employment benefits	—	—	—	—	(29.0)	(29.0)
Cash flow hedging activities, net of tax	—	—	—	—	(19.8)	(19.8)
Foreign currency translation adjustments	—	—	—	—	(99.4)	(99.4)
Adoption of new accounting standard Topic ASC 326	—	—	—	(5.7)	—	(5.7)
Net loss	—	—	—	(38.5)	—	(38.5)
Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	725.7	—	—	725.7
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Modification of share-based awards	—	—	68.1	—	—	68.1
Share based compensation	—	—	81.7	—	—	81.7
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Issuance of additional ordinary shares, net of offering costs	—	—	214.4	—	—	214.4
Pension plans and post-employment benefits		—	—	—	36.0	36.0
Cash flow hedging activities, net of tax	—	—	—	—	13.3	13.3
Foreign currency translation adjustments	—	—	—	—	6.4	6.4
Net loss	—	—	—	(174.8)	—	(174.8)
Balance as of December 31, 2021	$—	$—	$1,662.7	$(720.1)	$(157.0)	$785.6

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating activities:
Net loss	$(174.8)	$(38.5)	$(109.0)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	187.5	195.6	185.5
Amortization of deferred financing costs and original issue discount	27.3	11.3	10.5
Amortization of fair value step up of acquired inventory	—	—	1.9
Loss on extinguishment of debt	15.6	—	—
(Gain) loss on cash flow hedges	4.1	(3.2)	(0.7)
Deferred taxes	(25.3)	(28.8)	(29.6)
Unrealized foreign exchange (gain) loss	12.9	(25.1)	10.8
Share-based compensation	81.7	67.5	3.0
Impact of highly inflationary economy - Argentina	(2.1)	1.6	11.4
Provision for (recovery of) bad debts	(1.2)	11.1	4.9
Provision for slow moving inventory	12.0	13.4	4.1
Non-cash pension benefit	(15.7)	(12.9)	(8.8)
Non-cash restructuring and exit costs	16.1	—	—
(Gain) loss on sale of property and equipment	(3.4)	(0.6)	0.1
Gain on sale of investment in Virox	—	—	(13.0)
Interest expense on preferred equity certificates	—	—	4.9
Changes in operating assets and liabilities:
Trade receivables, net	(126.8)	17.0	(83.0)
Inventories, net	(69.6)	(70.4)	12.7
Accounts payable	41.8	(33.5)	—
Income taxes, net	3.8	(34.0)	(0.7)
Other assets and liabilities, net	(72.6)	32.5	16.8
Cash provided by (used in) operating activities	(88.7)	103.0	21.8
Investing activities:
Business acquired in purchase transactions, net of cash acquired	(56.3)	(51.2)	—
Acquisition of intellectual property	(3.0)	—	(6.3)
Proceeds from sale of property and equipment and other assets	4.0	0.5	3.3
Dosing and dispensing equipment	(64.6)	(45.6)	(93.4)
Capital expenditures	(54.6)	(41.4)	(29.0)
Collection of deferred factored receivables	40.1	66.9	80.8
Cash used in investing activities	(134.4)	(70.8)	(44.6)
Financing activities:
Payments on preferred equity certificates	—	—	(4.5)
Contingent consideration payments	(3.2)	(5.4)	(3.8)
Proceeds (payments)/from short-term borrowings	11.8	(0.4)	(6.2)
Proceeds from revolving credit facility	140.0	90.0	352.5
Payments on revolving credit facility	(140.0)	(210.0)	(241.5)
Proceeds from long-term borrowings	2,000.0	169.0	—

Payments on long-term borrowings	(2,668.8)	(22.9)	(21.3)
Payment of deferred financing costs and original issue discount	(35.1)	(1.7)	—
Payment of bond redemption premium	(7.6)	—	—
Issuance of ordinary shares sold in IPO, net of offering costs	725.7	—	—
Issuance of additional ordinary shares, net of offering costs	214.4	—	—
Equity contributions	—	5.0	—
Equity redemptions	—	—	(1.3)
Cash provided by financing activities	237.2	23.6	73.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.6)	3.6	0.7
Increase in cash, cash equivalents and restricted cash	6.5	59.4	51.8
Cash, cash equivalents and restricted cash at beginning of period(a)	201.7	142.3	90.5
Cash, cash equivalents and restricted cash at end of period(a)	$208.2	$201.7	$142.3

Supplemental Cash Flow Information:
Interest payments	$111.9	$117.1	$126.6
Income tax payments	$48.1	$56.4	$43.4
Non-cash conversion of preferred equity certificates to equity	$620.9	$—	$114.3
Beneficial interest obtained in exchange for factored receivables	$25.6	$65.7	$86.6

Restricted cash (which includes compensating balance deposits) is recorded in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets.

(a) Restricted cash was $0.6 million, $8.8 million and $14.0 million as of December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND DESCRIPTION OF BUSINESS

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

On March 29, 2021, we completed an initial public offering of 46,153,846 Ordinary Shares at a public offering price of $15.00 per Ordinary Share, receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, we issued and sold an additional 5,000,000 Ordinary Shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expenses. Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

On November 15, 2021, we issued and sold 15,000,000 Ordinary Shares at a public offering price of $15.00 per Ordinary Share, receiving $214.4 million in net proceeds, after deducting the underwriting discount and offering expenses.

Prior to the formation of Diversey Holdings, Ltd., the organizational structure consisted of Constellation (BC) 2 S.à r.l ("Constellation"), which was incorporated on June 30, 2017, and organized under the laws of Luxembourg as a Société à Responsabilité Limitée for an unlimited period under the direction of Bain Capital, LP (“Bain Capital”). Diamond (BC) B.V., an indirect wholly-owned subsidiary of Constellation, was formed on March 15, 2017 for the purpose of consummating the acquisition of the Diversey Care division and the food hygiene and cleaning business of Sealed Air Corporation (“Sealed Air”) (together, the “Diversey Business”), including certain assets and all the capital stock of certain entities engaged in the Diversey Business (the “Diversey Acquisition”), which acquisition closed on September 6, 2017.

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

The Reorganization Transactions resulted in the Company becoming the ultimate parent company of Constellation and its subsidiaries, and Bain Capital and all other equity holders of Constellation and Poolco becoming

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
shareholders of the Company. In order to simplify our corporate structure, we merged or liquidated certain of our wholly-owned subsidiaries, including Constellation, Poolco and Topco, prior to December 31, 2021. The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 8,700 employees as of December 31, 2021.

NOTE 2 - BASIS OF PRESENTATION

Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. These consolidated financial statements reflect our financial position, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. All amounts are in U.S. dollar denominated millions, except per share amounts and unless otherwise noted, and are approximate due to rounding. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. The accompanying notes are an integral part of the Consolidated Financial Statements. Share-based compensation expense within the prior years' Consolidated Statements of Operations has been reclassified into Selling, general and administrative expenses to conform to the current year presentation, with no impact on net loss or accumulated deficit.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods. These estimates include, among other items, purchase price accounting, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of the fair value of financial instruments, useful lives and recoverability of tangible and intangible assets and impairment of goodwill, assumptions used in our defined benefit pension plans and other post-employment benefit plans, fair value measurement of assets, rebate costs, costs for incentive compensation, the

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
valuation allowance on deferred tax assets and accruals for commitments and contingencies. Management reviews these estimates and assumptions periodically and reflects the effects of any revisions in the Consolidated Financial Statements in the period management determines any revisions to be necessary. Actual results could differ materially from these estimates.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires the acquired assets, including separately identifiable intangible assets, and assumed liabilities to be recorded as of the acquisition date at their respective fair values. Any excess of the purchase price over the fair value of the assets acquired, including separately identifiable intangible assets, and liabilities assumed is recorded as goodwill. Fair value determination is subject to a significant degree of estimates. We use a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Where appropriate, external advisors are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation principles (e.g., multiple excess earnings and relief from royalty methods) which is considered to be a Level 3 fair value. Refer to Note 13 - Fair Value Measurements and Other Financial Instruments for further information.

The results of operations for businesses acquired are included in the financial statements from the acquisition date.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. In most cases, non-U.S. based subsidiaries use their local currency as the functional currency for their respective business operations. Assets and liabilities of these operations are translated into U.S. dollars at the end of period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded in “Foreign Currency Translation Adjustments” in the Consolidated Statements of Comprehensive Loss.

Gains and losses from transactions denominated in foreign currencies other than the functional currency of the respective entity are included in the Consolidated Statements of Operations in Other (income) expense, net.

Impact of Inflation and Currency Fluctuations

Argentina

Economic and political events in Argentina have continued to expose us to heightened levels of foreign currency exchange risk. Accordingly, Argentina has been designated a highly inflationary economy under U.S. GAAP effective July 1, 2018, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency exchange gain (loss) related to our Argentinian subsidiaries on the Consolidated Statement of Operations. As a result of this designation, we recorded a remeasurement gain of $2.1 million for the year ended December 31, 2021, and remeasurement losses of $1.6 million and $11.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Financial Instruments

We may from time to time use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to borrowing and trade activities. We may also use these financial instruments from time to time to manage exposure to

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least BBB- by Standard & Poor’s and Baa3 by Moody’s.

Derivative instruments are reported at fair value and establish criteria for designation and the effectiveness of transactions entered into for hedging purposes. Before entering into any derivative transaction, we identify the specific financial risk, the appropriate hedging instrument to use to reduce this risk, and the correlation between the financial risk and the hedging instrument. We use forecasts and historical data as the basis for determining the anticipated values of the transactions to be hedged. We do not enter into derivative transactions that do not have a high correlation with the underlying financial risk trying to be reduced. We regularly review hedge positions and the correlation between the transaction risks and the hedging instruments.

Derivative instruments are accounted for as hedges of the related underlying risks if we designate these derivative instruments as hedges and the derivative instruments are effective as hedges of recognized assets or liabilities, forecasted transactions, unrecognized firm commitments or forecasted intercompany transactions.

We record gains and losses on derivatives qualifying as cash flow hedges in other comprehensive income (loss) to the extent that hedges are effective and until the underlying transactions are recognized as gains or losses in the Consolidated Statements of Operations.

Generally, our practice is to terminate derivative transactions if the underlying asset or liability matures, is sold or terminated, or if it is determined that the underlying forecasted transactions are no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized in the Consolidated Statements of Operations over the period in which the income or expense on the underlying hedged transaction was recognized. See Note 12 - Derivatives and Hedging Activities for further information.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Revenue from products and sold equipment is recognized when obligations under the terms of a contract with the customer are satisfied, which generally occurs with the transfer of products or delivery of the equipment. Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date, which corresponds with the transfer of control. See Note 4 - Revenue Recognition for further information.

Our sales policies do not provide for general rights of return. We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. We also record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts.

Shipping and Handling Costs

Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of sales.

Tax Collected from Customers

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from customers, are excluded from net sales.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Research and Development

Research and development costs, which consist primarily of employee related costs, are expensed as incurred, and were $33.4 million, $32.2 million and $41.2 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Costs incurred are recorded as a component of Selling, general and administrative expenses within the Consolidated Statements of Operations.

Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 18—Share-based Compensation for further information.

Restructuring and Exit Costs

The Company’s restructuring and exit activities are associated with a series of strategic initiatives aimed at maintaining a competitive cost structure, workforce optimization and further refinement of our business model and our strategy of selling solutions to customers. Restructuring and exit charges incurred in connection with these activities consist of employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, non-cash asset charges and other direct incremental costs.

Restructuring and exit charges are recorded separately on the Consolidated Statements of Operations. Other charges associated with restructuring are recorded within Transition and transformation costs on the Consolidated Statements of Operations. See Note 19—Restructuring and Exit Activities for further information.

Earnings per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if commitments to issue ordinary shares were exercised or equity awards vested resulting in the issuance of ordinary shares that could share in the earnings of the Company. See Note 22 - Earnings Per Share for further information.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carry forwards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

We do not provide for income taxes on undistributed earnings of foreign subsidiaries that are intended to be indefinitely reinvested. Where we do not intend to indefinitely reinvest earnings of foreign subsidiaries, we provide for income taxes and foreign withholding taxes, where applicable, on undistributed earnings.

We recognize the benefit of an income tax position only if it is “more likely than not” that the tax position will be sustained. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized. Additionally, we recognize interest and penalties accrued related to unrecognized tax benefits as a component of provision (benefit) for taxes on income.

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

Restricted Cash and Compensating Balance Deposits

Restricted cash (which includes compensating balance deposits) is recorded in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets.

Trade Receivables, Net

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Trade receivables, which are included on the Consolidated Balance Sheets, are net of allowances for doubtful accounts. We maintain trade receivable allowances using an expected credit loss model, which uses a lifetime expected credit loss allowance for all trade and lease receivables, resulting from the likelihood of failure of our customers to make required payments. To measure expected credit losses, trade and lease receivables are grouped based on shared risk characteristics and the days past due. An additional allowance may be required if the financial condition of our customers deteriorate. We charge-off trade receivables after all standard collection procedures have been applied without success.

Inventories

Inventories are stated at the lower of cost or net realizable value, as determined by the first-in, first-out method. Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the Consolidated Balance Sheets. Costs such as idle facility expense, excessive scrap and re-handling costs are expensed as incurred. The Company maintains reserves to reduce the value of inventory to the lower of cost or net realizable value, including reserves for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, forecasted demand, and market conditions that diminish the value of existing inventories. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required and may be material to earnings. See Note 6 - Financial Statement Details for further information.

Property and Equipment, Net

We state property and equipment at cost, including the fair value of any asset retirement obligations upon initial recognition of the liability, except for the fair value of acquired property and equipment that have been impaired, for which we reduce the carrying amount to the estimated fair value at the impairment date. We capitalize significant improvements and charge repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. We depreciate the cost of property and equipment over their estimated useful lives using the straight-line method over the estimated useful lives of the assets:

Asset Type	Useful Life
Building and building equipment	20-40 years
Machinery and equipment	5-10 years
Other property and equipment	2-10 years

We remove the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognize any resulting gain or loss upon the disposition of the assets. See Note 7 - Property and Equipment, Net for further information.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Free on Loan Equipment

We have sales arrangements in which certain equipment, an inventory item, is provided to customers for “free on loan” or at “no charge” on the condition that the customer purchases a minimum amount of related consumables for use with the equipment. Providing equipment to customers in this manner is part of a sales strategy that ensures the long-term and continued use by the end customer of our consumable products (e.g. chemical cleaning solutions). This practice is common in the markets we serve. Under these sales arrangements, we assign all revenue to the delivery of consumables and the equipment is depreciated over the equipment’s useful life or the life of the customer program, whichever is shorter. For any equipment that have been impaired, we reduce the carrying amount to the estimated fair value at the impairment date. The equipment is classified as part of other non-current assets on our Consolidated Balance Sheets. See Note 9 - Leases for further information.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Our goodwill had a carrying value of $471.5 million and $467.0 million as of December 31, 2021 and December 31, 2020, respectively. Indefinite-lived intangible assets, which consist of the Diversey trade name, had a carrying value of $854.7 million and $900.4 million as of December 31, 2021 and December 31, 2020, respectively.

We review goodwill and indefinite-lived intangible assets for possible impairment on a reporting unit level, which are consistent with our operating segments, on an annual basis as of October 1st of each year, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. Such events may include, but are not limited to, impairment of other assets or establishment of valuation allowances on deferred tax assets, cash flow or operating losses at a reporting unit, negative current events or long-term outlooks for our industry, and negative adjustments to future forecasts. In performing the annual goodwill impairment assessment, we have the option under U.S. GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude from the qualitative assessment that there are no indicators of impairment, we do not perform a quantitative test, which would require a valuation of the reporting unit as of October 1. U.S. GAAP provides a set of qualitative factors such as macroeconomic, industry, market and company specific factors, including cost factors, overall performance, market capitalization, and other events specific to the company to consider in performing the qualitative assessment described above, which factors are not all inclusive; management considers the factors it deems relevant in making its more likely than not assessments.

If we conclude from our qualitative assessment that there are indicators of impairment and that a quantitative test is required, the annual or interim quantitative goodwill impairment test involves comparing the fair value of each of our reporting units with goodwill to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no impairment and no further testing is required. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recognized in an amount of the excess, limited to the amount of goodwill allocated to the reporting unit.

Our annual assessment of the recovery of goodwill begins with management’s reassessment of its operating segments and reporting units. A reporting unit is an operating segment or one level below an operating segment, which is referred to as a component. This reassessment of reporting units is also made each time we change our operating segments. If the goodwill of a reporting unit is allocated to newly-formed reporting units, the allocation is made to each reporting unit based upon their relative fair values.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that our reporting units were not impaired.

For our 2020 and 2019 annual assessments, we elected to bypass performing the qualitative screen and went directly to performing the quantitative test, and neither test identified any impairments. As of December 31, 2020, the estimate of the excess of fair value over carrying value is greater than 20% of the fair value for both of our reporting units.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our reporting units is determined using both an income approach, which is based on discounted cash flows (“DCF”), and a market approach when we quantitatively test goodwill for impairment, either on an interim basis or annual basis as of October 1 of each year. Significant judgments inherent in using a DCF analysis include the selection of appropriate discount and long-term growth rates and estimating the amount and timing of expected future cash flows. The expected cash flows used in the DCF analyses are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. The discount rates and growth rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate and the long-term growth rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors, and reflect our best estimate as of the impairment testing date. Any changes in such assumptions or estimates as a result of changes in our budgets, forecasts or negative macroeconomic trends could significantly affect the value of the Company’s reporting units which could impact whether an impairment of goodwill has occurred. The discount rates used in the quantitative test for determining the fair value of our reporting units was 9.0% in 2020, and ranged from 8.0% to 13.5% in 2019. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

If the carrying value of the indefinite-lived intangible asset exceed its estimated fair value, an impairment equal to the excess is recorded. The 2021, 2020 and 2019 annual assessments of the indefinite-lived intangible asset did not identify any impairments.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of the indefinite-lived intangible asset exceeded the carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that the indefinite-lived intangible asset was not impaired.

When performing a quantitative test, we determine the fair value of the indefinite-lived intangible asset using a relief from royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names. The future cash flows are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. Assumptions used in the relief from royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in our annual indefinite-lived impairment assessment was 9.0% in 2020 and 10.5% in 2019, and the royalty rate used in 2020 and 2019 was 3.0%.

Estimating the fair value of a reporting unit and the indefinite-lived intangible asset involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in the Company’s strategy, or other factors could negatively affect the fair value of the Company’s reporting units or the indefinite-lived intangible asset and result in a material impairment charge in the future.

Long-Lived Assets

Long-lived assets represent a significant portion of our total assets, the aggregate amount of which was $1,602.2 million and $1,667.0 million, as of December 31, 2021 and December 31, 2020, respectively. Such long-lived assets primarily consist of definite-lived intangible assets in an aggregate amount of $1,292.6 million and $1,411.0 million as of December 31, 2021 and December 31, 2020, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We perform an impairment review for definite-lived intangible assets, such as customer relationships, contracts, intellectual property, and for other long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Such events may include, but are not limited to, a significant decrease in the market price of an asset or asset group, change in manner in which an asset is being used, significant change in business climate and significant cash flow or operating losses that demonstrate continuing losses associated with the use of the asset. We calculate the undiscounted value of the projected cash flows expected to result from the use and eventual disposition of the asset or asset group and compare this estimated amount to the carrying value of the asset or asset group. If the carrying amount is found to be greater than the undiscounted value of the projected cash flows of the asset or asset group, we record an impairment loss of the excess of carrying value over the fair value of the asset or asset group. In addition, we re-evaluate the remaining useful lives of the assets and modify them, as appropriate.

Definite-lived intangible assets, such as trade names and customer relationships are amortized over their estimated economic lives. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Lessee Operating and Finance Leases

We have various operating and finance lease agreements related to property, machinery, vehicles and other equipment. Our operating leases include vehicles, buildings, equipment, material handling, storage and land. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease. Our finance leases relate to equipment.

Our lease payments consist of fixed payments and variable payments. We determine our variable payments based on an index or a rate (i.e. CPI or a market interest rate) that is initially measured at the commencement date. Fixed payments are both fixed and in-substance payments, less any lease incentives paid or payable. Some of our leases include options to extend the lease, with renewal terms that can extend the lease term from one to five years. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability.

Our leases do not contain residual value guarantees, which are guarantees made to the lessor that the value of an underlying asset returned to the lessor at the end of a lease will be at least a specified amount.

Our leases do not contain restrictions or covenants that restrict us from incurring other financial obligations.

At the inception of our contracts we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate for leases is determined based on the incremental borrowing rate ("IBR"). Our IBR is based on information available on the lease commencement date to determine the present value of future payments.

For our leases, we have not elected to not apply the recognition requirements to leases of twelve months or less. These leases will be expensed on a straight-line basis and no operating lease liability will be recorded.

We did not participate in lease transactions with related parties.

Lessor Operating and Sales-Type Leases

We lease dosing and dispensing equipment to customers under operating and sales-type leases. Our accounting policy for these leases is to account for lease and non-lease components separately. The non-lease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, see Note 4 - Revenue Recognition for further information. Revenue from operating leases is recognized on a straight-line basis over the life of the lease. Cost of sales from operating leases includes the depreciation expense for assets

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
under lease. The assets are depreciated over their estimated useful lives.  Revenue from sales-type leases is recognized as the present value of the future lease payments in the period the lease agreement is signed and the equipment is delivered to the customer.  Interest income is recognized using the effective interest method over the life of the lease.  Cost of sales from sales-type leases includes the cost for assets under lease. Initial lease terms range from one year to five years and most leases include renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract.

Under our operating leases, there are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term.

Pension Benefits

In connection with the Diversey Acquisition, we assumed certain defined benefit plan obligations and acquired certain related plan assets for current employees of our subsidiaries. In addition, we implemented a replacement retiree health care reimbursement plan for certain U.S. based employees.

The projected benefit obligation and the net periodic benefit cost are based on third-party actuarial assumptions and estimates that are reviewed and approved by management on a plan-by-plan basis each fiscal year. The principal assumptions concern the discount rate used to measure future obligations, the expected future rate of return on plan assets and the expected rate of future compensation increases. We revise these assumptions based on an annual evaluation of long-term trends and market conditions that may have an impact on the cost of providing retirement benefits.

In determining the discount rate, we utilize market conditions and other data sources management considers reasonable based upon the profile of the remaining service life of eligible employees. The expected long-term rate of return on plan assets is determined by taking into consideration the weighted-average expected return on our asset allocation, asset return data, historical return data, and the economic environment. We believe these considerations provide the basis for reasonable assumptions of the expected long-term rate of return on plan assets. The rate of compensation increase is based on our long-term plans for such increases. The measurement date used to determine benefit obligations and plan assets is December 31.

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized in our Consolidated Financial Statements. Refer to Note 14 - Retirement Plans for further information.

New Accounting Guidance

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Recently Issued Accounting Standards

Facilitation of the Effects of rate reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The Company can elect to apply the amendments in this update as of March 12, 2020 through December 31, 2022, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company continues to evaluate this new standard update and the impact of this guidance on the Consolidated Financial Statements.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 4 - REVENUE RECOGNITION

The Company recognizes revenue from contracts with customers under ASC 606 using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied upon transfers of control of a good or service to a customer. We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration.

Description of Revenue Generating Activities

The Company provides high-performance cleaning, sanitation and hygiene products for the food safety and service, food and beverage plant operations, healthcare, floor care, housekeeping and room care, laundry and hand care markets. In addition, the Company offers a wide range of value-added solutions, including food safety and application training and consulting, as well as auditing of hygiene and water management. Many of our products are sold through distributors who then sell the product to end users.

Identify Contract with Customer

For an agreement to qualify as a contract under ASC 606, the agreement must create substantive enforceable rights and obligations. Indicators of enforceability for our contracts include, but are not limited to, minimum purchase or spend obligations coupled with early termination penalties for the customer.

In the event a contract does not have a minimum purchase obligation nor contain any of the provisions to establish enforceable rights and obligations, part of the contract may still be enforceable when a purchase order is issued and the purchase order relates to a section of the agreement. Most of the Company’s contracts do not contain minimum purchase obligations or early termination penalties for the customer.

Performance Obligations

A performance obligation must include a promise to deliver goods or services whereby the good or service must be distinct in the contract. For the Company, the most common examples of distinct performance obligations are consumables, training, equipment sales, installation, and maintenance. Dosing and dispensing equipment provided to customers (“free on loan”) are typically identified as separate lease components within the scope of Topic 842. The other goods or services promised in the contract are not identified as performance obligations when they are not separate, distinct, or material.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were 25.0%, 25.8% and 26.2% of gross sales for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Allocation of Transaction Price

The Company allocates the transaction price to performance obligations in proportion to their standalone selling prices. The Company obtains the transaction price of performance obligations by using the selling prices for performance obligations with observable prices sold on a standalone basis. When observable prices are not readily available, the Company estimates the standalone selling prices by using the expected cost plus a margin approach.

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

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Europe	$1,153.1	$1,129.3	$1,186.9
North America	701.7	777.2	574.8
Asia Pacific	328.8	312.0	371.6
Middle East and Africa	231.1	217.2	255.6
Latin America	183.5	168.5	203.0
Topic 606 Revenue	2,598.2	2,604.2	2,591.9
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	20.7	25.0	32.0
Total	$2,618.9	$2,629.2	$2,623.9

Contract Balances

Timing differences occur when billing precedes or succeeds the satisfaction of the corresponding performance obligation. If the timing differences between billing and services recognized over time is significant, the Company records a liability (unearned revenue) and does not recognize revenue until the performance obligation is satisfied. There were no material timing differences that led to contract liabilities as of December 31, 2021 and December 31, 2020.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Assets Recognized For the Costs To Obtain A Contract

In certain instances, we incur incremental direct costs of a transaction, such as prebates, equipment provided free on loan, or other related expenses in the contract negotiation phase. Because these costs are likely incurred to transition to a new relationship or to entice a customer into a long-term relationship, these costs are considered costs to obtain a contract under ASC 606, and accordingly, are deferred and amortized over the period in which revenue is recognized, provided that unamortized deferred costs are considered recoverable. These amounts are recorded within Other non-current assets on the Company’s Consolidated Balance Sheets.

NOTE 5 - ACQUISITIONS

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition date. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2021, 2020 and 2019 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented. Costs incurred related to acquisitions are included as part of merger and acquisition-related costs in the Consolidated Statements of Operations.

2021 Activity

On September 20, 2021 we acquired certain assets of Tasman Chemicals Pty. Limited ("Tasman"), an Australian manufacturer of professional hygiene and cleaning solutions, and the results of operations for this business are reported within both the Institutional and Food & Beverage business segment.

On November 5, 2021, we acquired certain assets of Avmor Ltd, a Canadian based supplier of specialist hygiene solutions for the Institutional segment.

On December 3, 2021, we acquired Birko Corporation, a North American manufacturer of food safety chemical solutions for the Food & Beverage segment, and Chad Equipment LLC, a subsidiary of Birko Corporation, which manufactures food safety equipment for the protein industries. Certain valuation estimates and net asset adjustments are not yet finalized and are subject to change, but are expected to be finalized in the first quarter of 2022.

2020 Activity

On December 30, 2020, we acquired 100% of the stock of SaneChem sp. z o o, ("SaneChem"), which is a Poland-based supplier of specialized hygiene solutions. This acquisition further expanded the Company’s footprint within Europe and the results of operations for this business are reported within the Food & Beverage business segment.

On July 1, 2020, we acquired 100% of the stock of Wypetech, LLC ("Wypetech"), which is a contract manufacturer, based out of Milwaukee, Wisconsin, that specializes in the production of disinfecting wipes used in a variety of end markets including healthcare, industrial and general commercial and household applications. This acquisition further expanded the Company’s footprint in the United States and the results of operations for this business are reported within the Institutional business segment.

2019 Activity

On December 17, 2019, we acquired all of the accelerated hydrogen peroxide intellectual property ("IP") of Virox Holdings, Inc. and Virox International Holdings, Inc., including patents, trademarks, copyrights, trade secrets, third party licenses, associated income, all technology, regulatory master registrations (EPA, Biocidal Products Regulations) and other rights and licenses required to operate the IP.  The IP was valued at $37.4 million (cash purchase agreement of $34.2 million and a non-exclusive license back to Virox of that IP for specific sectors (excluding healthcare), valued at $3.2 million).

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As part of the transaction, Virox acquired our shares held in Virox Holdings, Inc. and Virox International Holdings Inc, by way of a cash purchase agreement of $27.1 million, resulting in a gain of $13.0 million.

The following table summarizes the fair values of the net assets acquired during 2021 and 2020 (excluding the Virox IP acquisition in 2019):

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash and cash equivalents	$1.7	$2.7
Trade receivables	7.7	4.1
Inventories	9.1	2.9
Prepaid expenses and other current assets	0.8	0.2
Property, plant and equipment	2.9	1.3
Other non-current assets	—	0.1
Intangible assets(1)	21.9	19.6
Accounts payable	(6.5)	(4.9)
Other current liabilities	(1.2)	(0.9)
Deferred taxes	(5.7)	(1.8)
Net assets acquired before goodwill on acquisition	30.7	23.3
Goodwill on acquisition	28.1	30.6
Net cash paid for acquisitions(2)	$58.8	$53.9

(1) The fair value of the intangible assets, which represents customer relationships and intellectual property, was determined using the Income Approach, which measures the value of an intangible asset based on the present value of its future economic benefits. This approach converts future economic benefits to a single current amount by discounting the future benefits at a rate of return sufficient to satisfy the risks and rewards associated with ownership of similar assets. This measurement reflects current market expectations regarding its future economic benefits. The Income Approach is a non-recurring Level 3 fair value assessment.

(2) Additionally, the Company purchased the land and building facilities associated with Wypetech on August 4, 2020 for $2.1 million. This is included in Property and equipment within the Consolidated Balance Sheets.

NOTE 6 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	December 31, 2021	December 31, 2020
Raw materials	$74.2	$60.8
Work in process	2.8	3.7
Finished goods	260.6	217.9
	$337.6	$282.4

Customer demand for our COVID-related products surged at the outset of COVID-19, and we met the rapidly increasing demand and sold the vast majority of this inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess inventory. The Company recorded a charge of $13.9 million in the fourth quarter of 2021, representing $7.9 million for excess inventory, which is

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
included in the table above, and $6 million for estimated disposal costs, which is included in Other current liabilities on the Consolidated Balance Sheets.

Factoring of trade receivables

On November 15, 2018, we entered into a Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey companies located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”). On October 25, 2021, we terminated our agreement with Factofrance. Factofrance charged a 0.10% factoring fee and a 0.05% Debtor Credit Default commission on the face value of receivables sold and paid. In addition, Factofrance charged a financing fee, as defined, based on Factofrance advances made on remaining uncollected receivables. Factofrance also charged a quarterly commitment fee of 0.10% of the maximum total funding amount.

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables in which we do not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which are cash receipts on the underlying trade receivables that have already been sold in these agreements) are classified as investing activities and presented as cash receipts on sold receivables on our Consolidated Statements of Cash Flows.

We were required to maintain a restricted cash collateral account pursuant to the Master Agreement in order to secure the full and punctual payment, performance and discharge of all payments due to Factofrance. We were also required to service the receivables sold without receiving a fee.

We sold $495.5 million and $668.2 million of receivables to Factofrance and received cash from Factofrance of $496.1 million and $584.0 million during the years ended December 31, 2021 and December 31, 2020, respectively. We collected from our customers and remitted to Factofrance $524.6 million and $594.1 million during the years ended December 31, 2021 and December 31, 2020, respectively.

The Funded Status, which is defined as the balance of outstanding receivables purchased, less holdbacks and reserves, was zero as of December 31, 2021, as the agreement with Factofrance was terminated during 2021, and $40.8 million as of December 31, 2020.

Securitization of trade receivables

In April 2020, we entered into an arrangement with PNC Bank ("PNC") to sell certain North American customer receivables without recourse on a revolving basis. On October 25, 2021, we amended our arrangement with PNC to include European customer receivables that were previously covered by our agreement with Factofrance and to increase the maximum funding from $75.0 million to up to $100.0 million for receivables sold. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $75.8 million as of December 31, 2021 that are pledged as collateral under this agreement.

Fees associated with the arrangement were $2.2 million and $1.7 million for the years ended December 31, 2021 and December 31, 2020, respectively.

We transferred and derecognized $669.7 million of receivables and collected $644.9 million in connection with our arrangement with PNC during the year ended December 31, 2021.

Credit losses

Our allowance for expected credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses. We continue to monitor the impact that COVID-19 may have on outstanding receivables.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following represents the activity in our allowance for credit losses for trade and lease receivables:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance, beginning of period	$35.1	$21.5
Adoption of ASC 326	—	7.1
Provision for (recovery of) bad debts	(1.2)	11.1
Provision for lease receivables associated with exit activities	15.7	—
Write-offs	(5.4)	(4.6)
Balance, end of period	$44.2	$35.1

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	December 31, 2021	December 31, 2020
Prepaid expenses	$36.1	35.2
Income tax receivables	20.2	22.2
Derivatives	11.3	—
Restricted cash and compensating balance deposits	0.3	3.2
Other current assets	1.5	1.4
	$69.4	$62.0

Other non-current assets

The components of other non-current assets were as follows:

(in millions)	December 31, 2021	December 31, 2020
Dosing and dispensing equipment	$142.0	$153.0
Deferred taxes	51.8	60.6
Operating lease right-of-use assets, net	94.6	62.8
Derivatives	25.9	—
Tax indemnification asset	17.8	24.8
Lease receivables	18.0	30.2
Finance lease right-of-use assets, net	4.3	4.9
Deferred financing fees - revolver	2.5	0.9
Restricted cash	0.3	5.6
Other non-current assets	25.1	26.3
	$382.3	$369.1

Depreciation expense for our dosing and dispensing equipment was $69.6 million, $76.1 million and $71.3 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other current and non-current liabilities

The components of other current liabilities were as follows:

(in millions)	December 31, 2021	December 31, 2020
Accrued customer volume rebates	$138.1	$146.0
Accrued salaries, wages and related costs	86.2	131.9
Value added, general and sales tax payable	25.3	36.0
Operating lease liability	21.4	22.9
Accrued interest payable	11.0	24.6
Derivatives	8.2	8.8
Accrued share-based compensation	5.4	69.6
Contingent consideration	4.4	3.3
Income taxes payable	8.4	6.0
Other accrued liabilities	76.1	63.3
	$384.5	$512.4

The components of other non-current liabilities were as follows:

(in millions)	December 31, 2021	December 31, 2020
Tax receivable agreement	$238.1	$—
Defined benefit pension plan liability	127.3	203.1
Operating lease liability	72.5	38.8
Uncertain tax positions	44.5	43.7
Asset retirement obligations	6.4	6.6
Accrued share-based compensation	6.0	—
Derivatives	4.9	12.0
Other post-employment benefit plan liability	2.1	2.2
Contingent consideration	0.2	4.9
Other non-current liabilities	18.0	17.0
	$520.0	$328.3

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other (income) expense, net

The following table provides details of our Other (income) expense, net:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest income	$(9.9)	$(5.9)	(7.5)
Unrealized foreign exchange (gain) loss	12.9	(25.1)	10.8
Realized foreign exchange (gain) loss	5.9	(0.9)	0.6
Non-cash pension and other post-employment benefit plan	(15.7)	(12.9)	(8.8)
Release of tax indemnification asset(1)	6.9	2.8	7.1
Factoring and securitization fees	4.7	4.3	3.4
Tax receivable agreement adjustments	(10.1)	—	—
Other, net	5.2	(3.0)	0.4
	$(0.1)	$(40.7)	$6.0

(1) The release of the tax indemnification asset was due to the lapse of statute of limitations for unrecognized tax benefits. See Note 15 - Income Taxes for further discussion.

NOTE 7 PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	December 31, 2021	December 31, 2020
Land and improvements	$41.3	$44.0
Buildings	55.4	51.9
Machinery and equipment	95.4	81.9
Other property and equipment	51.6	47.9
Construction-in-progress	49.4	28.5
Property and equipment, gross	293.1	254.2
Less: Accumulated depreciation	(82.4)	(65.9)
Property and equipment, net	$210.7	$188.3

Depreciation expense was $21.2 million, $21.2 million and $20.5 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2019	$308.3	$108.6	$416.9
Acquisitions	22.0	17.9	39.9
Foreign currency translation	7.6	2.6	10.2
Balance at December 31, 2020	337.9	129.1	467.0
Acquisitions	3.5	24.6	28.1
Acquisition adjustments(1)	—	(8.5)	(8.5)
Foreign currency translation	(11.0)	(4.1)	(15.1)
Balance at December 31, 2021	$330.4	$141.1	$471.5
(1) Represents measurement period adjustments related to the SaneChem acquisition.

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2021:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value	Weighted Average Remaining Amortization Periods
Customer relationships	$920.6	$(181.0)	$—	$739.6	25.0 years
Trademarks	27.7	(7.5)	—	20.2	12.4 years
Capitalized software	84.2	(70.1)	—	14.1	1.4 years
Brand name	610.4	(131.4)	—	479.0	15.6 years
Non-compete agreements	8.8	(8.2)	—	0.6	4.1 years
Favorable leases	4.4	(3.1)	—	1.3	1.1 years
Intellectual property	44.5	(6.7)	—	37.8	9.9 years
Total intangible assets with definite lives	1,700.6	(408.0)	—	1,292.6
Trade name with indefinite life	854.7	—	—	854.7
Total identifiable intangible assets	$2,555.3	$(408.0)	$—	$2,147.3

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2020:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value	Weighted Average Remaining Amortization Periods
Customer relationships	$939.2	$(142.4)	$—	$796.8	26.3 years
Trademarks	28.8	(5.3)	—	23.5	13.5 years
Capitalized software	76.7	(58.5)	—	18.2	1.6 years
Brand name	642.7	(106.5)	—	536.2	16.7 years
Non-compete agreements	8.5	(8.4)	—	0.1	0.8 years
Favorable leases	4.3	(2.3)	—	2.0	1.7 years
Intellectual property	37.4	(3.2)	—	34.2	11.0 years
Total intangible assets with definite lives	1,737.6	(326.6)	—	1,411.0
Trade name with indefinite life	900.4	—	—	900.4
Total identifiable intangible assets	$2,638.0	$(326.6)	$—	$2,311.4

Amortization expense for acquired intangibles was $96.7 million, $98.2 million and $93.7 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years and thereafter is:

(in millions)	Amount
2022	$82.4
2023	71.2
2024	69.1
2025	68.4
2026	68.3
Thereafter	933.2
$1,292.6

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - LEASES

Lessee Operating and Finance Leases

We have various operating and finance lease agreements related to property, machinery, vehicles and other equipment.

Supplemental Balance Sheet information related to leases is as follows:

(in millions)	Balance Sheet Line Item	December 31, 2021	December 31, 2020
Assets:
Right-of-use operating lease assets	Other non-current assets	$94.6	$62.8
Right-of-use finance lease assets	Other non-current assets	4.3	4.9
Total		$98.9	$67.7

Liabilities:
Current:
Operating lease	Other current liabilities	$21.4	$22.9
Finance lease	Current portion of long-term debt	1.8	1.8
Total		$23.2	$24.7

Non-current:
Operating lease	Other non-current liabilities	$72.5	$38.8
Finance lease	Long-term debt, less current portion	2.6	3.4
Total		$75.1	$42.2

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term:	Years	Years
Operating leases	9.5	3.9
Finance leases	2.5	3.1

Weighted average remaining discount rate:	Rate	Rate
Operating leases	5.19%	5.82%
Finance leases	4.69%	4.81%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of December 31, 2021:

(in millions)	Operating Leases	Finance Leases	Total
2022	$28.4	$2.0	$30.4
2023	21.0	1.8	22.8
2024	14.9	0.8	15.7
2025	9.3	0.1	9.4
2026	6.9	—	6.9
Thereafter	66.2	—	66.2
Total lease payments	146.7	4.7	151.4
Less: imputed interest and lease incentives	(52.8)	(0.3)	(53.1)
Total payments	$93.9	$4.4	$98.3

The following presents the components of total operating costs and total finance lease costs:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$34.4	$35.4
Short-term lease cost	10.2	6.0
Variable lease cost	—	0.9
Total operating costs	44.6	42.3

Finance lease cost:
Amortization of right-of-use assets	2.2	2.1
Interest on lease liabilities	0.3	0.3
Total finance lease cost	2.5	2.4
Total lease cost	$47.1	$44.7

Cash payments made from variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$33.5	$35.4
Operating cash flows from finance leases	$0.3	$0.3
Financing cash flows from finance leases	$2.2	$2.0

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$63.0	$3.8
Finance leases	$2.2	$1.7

Lessor Operating and Sales-Type Leases

We lease dosing and dispensing equipment to customers under operating and sales-type leases.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The gross assets under operating leases are $285.6 million and $280.8 million, with related accumulated depreciation of $143.6 million and $127.8 million as of December 31, 2021 and December 31, 2020, respectively, and are included in Other non-current assets.

The receivables, net of reserves, under sales-type leases are $27.7 million and $52.9 million, of which $9.7 million and $22.7 million are included in Other receivables and $18.0 million and $30.2 million are included in Other non-current assets, as of December 31, 2021 and December 31, 2020, respectively.

The Company's undiscounted cash flows from operating and sales-type leases for existing contracts as of December 31, 2021 is as follows:

(in millions)	Amount
2022	$9.7
2023	8.1
2024	5.8
2025	2.8
2026	1.1
Thereafter	0.2
Total	$27.7

Certain of our operating leases are evergreen in nature and therefore not included in the table above.

NOTE 10 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	December 31, 2021	December 31, 2020
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,500.0	$—
2017 U.S. Dollar Term Loan	—	873.0
U.S. Dollar Incremental Loan	—	149.6
Euro Term Loan	—	1,146.9
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	—
2017 Senior Notes	—	548.5
Short-term borrowings	10.7	0.4
Finance lease obligations	4.4	5.2
Financing obligations	23.1	22.5
Unamortized deferred financing costs	(35.3)	(39.6)
Unamortized original issue discount	(8.3)	(6.2)
Total debt	1,994.6	2,700.3
Less: Current portion of long-term debt	(10.9)	(13.2)
Short-term borrowings	(10.7)	(0.4)
Long-term debt	$1,973.0	$2,686.7

Senior Secured Credit Facilities

On September 29, 2021, the Company entered into an amendment to its Senior Secured Credit Facilities, which was previously comprised of a $900.0 million senior secured U.S. dollar denominated term loan (the “2017 U.S. Dollar

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Term Loan”), a €970.0 million senior secured Euro denominated term loan (the “Euro Term Loan” and together with the 2017 U.S. Dollar Term Loan, the "Term Loan Facility") and a $450.0 million revolving credit facility (the “Revolving Credit Facility,” together with the "Term Loan Facility", the "Senior Secured Credit Facilities").

The amendment provided for the repayment of the entire outstanding amount under the 2017 U.S. Dollar Term Loan in the amount of $868.5 million and the entire outstanding amount under the Euro Term Loan in the amount of $535.7 million. The amendment also provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan” and, together with the Revolving Credit Facility, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. In addition, the Company incurred a realized foreign currency exchange loss of $4.5 million related to the refinancing of the Senior Secured Credit Facilities.

Prior to amending the Senior Secured Credit Facilities, in the first and second quarters of 2021, the Company used proceeds from the IPO to partially repay the Euro Term Loan in the amount of $571.4 million.

The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 3.00%, or (ii) ABR (as defined in the New Senior Secured Credit Facilities) plus 2.00%; provided that, such percentages per annum shall permanently step-down to 2.75% and 1.75%, respectively, if on the later of (x) the date of delivery of a compliance certificate to the administrative agent for the fiscal quarter ending December 31, 2021 and (y) the first date of delivery of a compliance certificate to the administrative agent, in either case, demonstrating that the Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) as of the last day of a fiscal quarter is less than or equal to 4.50 to 1.00. As of December 31, 2021, our Total Net Leverage Ratio was less than 4.50 to 1.00, and the interest rate step-downs noted above will be effective during the fiscal quarter ending March 31, 2022. As of December 31, 2021, the interest rate for the 2021 U.S. Dollar Term Loan is 3.50%.

Deferred financing costs of $69.1 million related to the issuance of the 2021 U.S. Dollar Term Loan, the 2017 U.S. Dollar Term Loan and the Euro Term Loan are recorded as a reduction of the principal amount of the borrowings, and are amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. Unamortized deferred financing costs were $28.3 million and $28.4 million as of December 31, 2021 and December 31, 2020, respectively. In connection with the repayment of the 2017 U.S. Dollar Term Loan and the Euro Term Loan discussed above, an additional $12.8 million of deferred financing costs were charged to interest expense during the year ended December 31, 2021.

Original issue discount of $12.6 million related to the 2021 U.S. Dollar Term Loan, the 2017 U.S. Dollar Term Loan and the Euro Term Loan is recorded as a reduction of the principal amount of the borrowings, and is amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. The unamortized original issue discount balance is $8.3 million and $2.9 million as of December 31, 2021 and December 31, 2020, respectively. In connection with the repayment of 2017 U.S. Dollar Term Loan and the Euro Term Loan discussed above, an additional $1.3 million of original issue discount was charged to interest expense during the year ended December 31, 2021.

Costs of $8.9 million related to entering into and subsequently increasing the Revolving Credit Facility are recorded as “Deferred financing costs” within Other current assets and Other non-current assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. Unamortized deferred financing costs related to the Revolving Credit Facility were $3.7 million and $2.2 million as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility and $7.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.1 million.

As of December 31, 2020, the Company had no borrowings outstanding under the Revolving Credit Facility and $9.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $240.1 million.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of December 31, 2021, we were in full compliance with the provisions contained within the covenants.

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

Deferred financing costs of $1.7 million related to the issuance of the U.S. Dollar Incremental Loan were recorded as a reduction of the principal amount of the borrowings and were amortized using the effective interest method as a component of interest expense over the life of the term loan. Unamortized deferred financing fees were $1.5 million as of December 31, 2020, which were charged to interest expense during the year ended December 31, 2021 as the U.S. Dollar Incremental Loan was repaid.

Original issue discount of $3.8 million related to the U.S. Dollar Incremental Loan was recorded as a reduction of the principal amount of the borrowings and was amortized using the effective interest method as a component of interest expense over the life of the loan. The original issue discount balance for the U.S. Dollar Incremental Loan was $3.3 million as of December 31, 2020, which was charged to interest expense during the year ended December 31, 2021 as the U.S. Dollar Incremental Loan was repaid.

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

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost was charged to Loss on Extinguishment of Debt during the year ended December 31, 2021.

Deferred financing costs related to the issuance of the 2021 Senior Notes of $7.2 million are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the 2021 Senior Notes. In connection with the redemption of the 2017 Senior Notes, the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million was charged to Loss on Extinguishment of Debt during the year ended December 31, 2021. Unamortized deferred financing costs were $7.0 million and $9.7 million as of December 31, 2021 and December 31, 2020, respectively.

The Company may redeem the 2021 Senior Notes, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the 2021 Senior Notes redeemed, plus additional amounts, if any, a make-whole premium and accrued and unpaid interest to, but excluding, the redemption date.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company classified the leases as a financing obligation to be paid over 15 years. The current and non-current portions are included in current portion of long-term debt and long-term debt, less current portion, respectively, on the Consolidated Balance Sheets.
Future repayments
Below is a schedule of required future principal repayments of our Senior Secured Credit Facilities and 2021 Senior Notes outstanding on December 31, 2021:

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Amount
2022	$15.0
2023	15.0
2024	15.0
2025	15.0
2026	15.0
Thereafter	1,925.0
$2,000.0
NOTE 11 - PREFERRED EQUITY CERTIFICATES

Constellation was financed in part by preferred equity certificates ("PECs"), which are commonly used in private equity transactions in Luxembourg. PECs were a part of the capital structure, although classified as a debt instrument, because they had an unconditional obligation to be redeemed in cash.
The PECs are summarized in the following table:

(in millions)	Maturity date	Interest Rate	Carrying Value December 31, 2020	Redemption	Foreign Currency Translation	Carrying Value December 31, 2021	Interest Expense
Series 1 PECs	9/1/2047	See below	$641.7	$(620.9)	$(20.8)	$—	$—

The Series 1 PECs were legal obligations to security holders, having a par value (and face amount) of EUR 1.00 each. The Series 1 PECs were yield-free and had a term of 30 years from the date of issuance, but could be redeemed earlier at the election of the Company. Mandatory retirement or optional redemption of the Series 1 PECs were at a price equal to par value.

On March 25, 2021, the Series 1 PECs were exchanged for ordinary shares of the Company as part of the Reorganization Transactions discussed in Note 1 - General and Description of Business

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - DERIVATIVES AND HEDGING ACTIVITIES

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
Derivative Positions Summary

The following table details the fair value of our derivative instruments, which are included as a part of our Other non-current assets, Other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

(in millions)	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$0.6	$—
Interest rate caps	2.9	—
Cross currency swaps	32.6	—
Total derivative assets	$36.1	$—

Derivative liabilities
Interest rate swaps	$—	$(20.8)
Interest rate caps	(0.7)	—
Total derivative liabilities	$(0.7)	$(20.8)

Derivatives not designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$1.1	$—
Total derivative assets	$1.1	$—

Derivative liabilities
Foreign currency forward contracts	$(1.1)	$—
Interest rate swaps	(11.3)	—
Total derivative liabilities	$(12.4)	$—

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our derivatives consist of the following:

(in millions)	Notional Amount	Original Maturity in Months
Floating to fixed interest rate swap(1) (2)	$720.0	60
Fixed to floating interest rate swap(2)	$720.0	36
U.S. dollar to Euro currency swap	$500.0	60
U.S. dollar floating to Euro fixed interest rate swap	$500.0	60
U.S. dollar interest rate cap	$650.0	36
U.S. dollar currency forward contracts	$223.5	1-12

(1) The notional amount is reduced to $315.0 million at month 48.
(2) In connection with our debt refinancing in 2021, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap.

Interest Rate Cap and Cross Currency Contracts Designated as Cash Flow or Fair Value Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we also entered into a U.S. dollar floating to Euro fixed interest rate swap, a U.S. dollar interest rate cap, and a U.S. dollar to Euro currency swap, to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S. dollar denominated debt.
We record gains and losses on these derivative instruments that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other expense (income), net on our Consolidated Statements of Operations.
Net unrealized after-tax loss related to these contracts that were included in other comprehensive income was $2.9 million and $15.6 million for the years ended December 31, 2021 and December 31, 2020, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $3.1 million of net unrealized after-tax derivative loss included in accumulated other comprehensive income ("AOCI") will be reclassified into Other (income) expense, net, on the Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI of $13.1 million at the date of de-designation is being amortized into Interest expense on the Consolidated Statement of Operations over the remaining life of the derivative contract. The unamortized balance in AOCI is $11.4 million as of December 31, 2021. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

Foreign Currency Forward Contracts

The primary purpose of our currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on equipment and raw material purchases that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. For those contracts that are designated as cash flow hedges, we record gains and losses on other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
recognize these gains and losses in Other expense (income), net on our Consolidated Statements of Operations. For those contracts that are not designated as cash flow hedges, the changes in the value of these derivatives are recognized immediately in earnings. These contracts generally have original maturities of less than 12 months.

Effect of all Derivative Instruments on Income

The following table details the (income) expense related to our derivative instruments on our Consolidated Statements of Operations, for which the amounts are included in Other (income) expense:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Foreign currency forward contracts	$(0.1)	$0.5	$0.2
Interest rate swaps	(0.2)	(5.3)	—
Interest rate caps	(0.1)	—	—
Cross currency swaps	(29.4)	—	—
Total	$(29.8)	$(4.8)	$0.2

NOTE 13 - FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL INSTRUMENTS

Fair Value Measurements

In determining fair value of financial instruments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider counterparty credit risk in our assessment of fair value. We determine the fair value of our financial instruments based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2021
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$111.6	$111.6	$—	$—
Restricted cash and compensating balance deposits	$0.6	$0.6	$—	$—
Cross currency swaps, net	$32.6	$—	$32.6	$—
Interest rate caps, net	$2.2	$—	$2.2	$—
Foreign currency forward contracts, net	$0.6	$—	$0.6	$—
Interest rate swaps, net	$(11.3)	$—	$(11.3)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$118.4	$118.4	$—	$—
Restricted cash and compensating balance deposits	$8.8	$8.8	$—	$—
Interest rate swaps, net	$(20.8)	$—	$(20.8)	$—
Contingent consideration	$(8.2)	$—	$—	$(8.2)
Cash Equivalents

Our cash equivalents consist of bank time deposits (Level 1) and money market funds (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

The money market funds are redeemable upon demand and seek to maintain their net asset value at $1 per unit. We classified our money market funds as Cash and cash equivalents with a market value of $0.9 million and $113.0 million as of December 31, 2021 and December 31, 2020, respectively.

Restricted Cash and Compensating Balance Deposits

As disclosed in Note 6 - Financial Statement Details, we entered into a Master Agreement in connection with a non-recourse trade receivables factoring program with Factofrance with respect of several of our companies located in Europe under individually executed RPAs. On October 25, 2021, we terminated this agreement. Under the Master Agreement, we were required to maintain and segregate certain cash balances, the usage of which is restricted under the terms of the Master Agreement. As of December 31, 2020, $5.4 million was held as collateral and classified within Other non-current assets and $3.1 million was cash received but considered restricted and classified within Prepaid expenses and other current assets on the Company's Consolidated Balance Sheet.

Derivative Financial Instruments

Our derivatives are recorded at fair value on our Consolidated Balance Sheets, which incorporates observable market inputs. These market inputs include foreign currency spot and forward rates and the LIBOR rate. These inputs are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).

Counterparties to these derivative instruments are investment grade rated by Standard & Poor’s and Moody’s. Credit ratings on some of our counterparties may change during the term of our financial instruments. We closely monitor our counterparties’ credit ratings and, if necessary, will make any appropriate changes to our financial instruments.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date.

Contingent Consideration

We recorded contingent consideration related to earn-out provisions from our previous acquisitions. The fair values of such contingent consideration were derived using a discounted cash flow model based on the projection of performance metrics, which are generally based on upon achieving certain revenue targets as outlined in the various provisions within the purchase agreements and the probability of achieving them.

We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the consolidated financial statements for which a fair value measurement was required. We recorded $4.6 million and $8.2 million in contingent consideration liability as of December 31, 2021 and December 31, 2020, respectively, for various acquisitions occurring prior to 2017.

With respect to the above contingent consideration liabilities, which is a Level 3 consideration, the amount of (gain) loss included in other (income) expense within the Consolidated Statement of Operations was $(0.4) million, $1.1 million, and $(5.5) million for years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Other Financial Instruments

The following financial instruments are recorded at fair value or at amounts that approximate fair value: (1) trade receivables, net, (2) certain other current assets, (3) accounts payable and (4) other current liabilities. The carrying amounts reported on our Consolidated Balance Sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.
Other liabilities that are recorded at carrying value on our Consolidated Balance Sheets include our debt. We utilize a market approach to calculate the fair value of our Senior Notes. Due to the limited investor base and the face value of some of our Senior Notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our Senior Notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	December 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,463.4	$1,464.9	$—	$—
2017 U.S. Dollar Term Loan (1)	—	—	859.1	856.3
U.S. Dollar Incremental Loan (1)	—	—	144.8	149.0
Euro Term Loan (1)	—	—	1,129.5	1,161.0
2021 Senior Notes (2)	493.0	497.5	—	—
2017 Senior Notes (2)	—	—	538.7	552.7
Revolving Credit Facility	—	—	—	—
Preferred Equity Certificates	—	—	641.7	641.7
	$1,956.4	$1,962.4	$3,313.8	$3,360.7

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS

Retirement Savings Plans

We maintain qualified contributory retirement savings plans in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for contributions in cash based upon the amount contributed to the plans by the participants.

Retirement savings plans costs are charged to operations and totaled $1.5 million, $1.5 million and $1.8 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

We have various international defined contribution benefit plans which cover certain employees. We have expanded use of these plans in select countries where they have been used to supplement or replace defined benefit plans.

Other Post-Employment Benefit Plans

We maintain a retiree health care reimbursement plan for certain North American employees. The plan is funded on a pay-as-you-go basis. In accordance with ASC Topic 715, the amount of the accumulated benefit obligation on the initiation date is accounted for as prior service cost and is deferred as a component of accumulated other comprehensive income and amortized over the period benefited.

The liability for these other long-term post-employment obligations was $2.1 million and $2.2 million as of December 31, 2021 and December 31, 2020, respectively, and is included in Other non-current liabilities on the Consolidated Balance Sheets.

Defined Benefit Pension Plans

In connection with the Diversey Acquisition, the Company assumed certain defined benefit plans related to non-U.S. subsidiaries and retained certain plan assets associated with the assumed obligations. All defined pension plan obligations for current and former employees in the United States, Canada and the United Kingdom were retained by Sealed Air.

We recognize the funded status of each defined pension benefit plan as the difference between the fair value of plan assets and the projected benefit obligation of the employee benefit plans in the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of taxes. Each over-funded plan is recognized as an asset and each underfunded plan is recognized as a liability on the Consolidated Balance Sheets. Subsequent changes in the funded status are reflected in unrecognized pension items, a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. The amount of unamortized pension items is recorded net of tax. The measurement date used to determine the projected benefit obligation and the fair value of plan assets is December 31.

We have amortized actuarial gains or losses over the average future working lifetime (or remaining lifetime of inactive participants if there are no active participants). We have used the corridor method, where the corridor is the greater of ten percent of the projected benefit obligation or fair value of assets at year end. If actuarial gains or losses do not exceed the corridor, then there is no amortization of gain or loss. The following table shows the components of our net period benefit cost:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net periodic benefit cost:
U.S. and international net periodic cost included in selling, general and administrative expenses	$6.0	$6.0	$4.9
U.S. and international net periodic income included in other (income) expense, net	(14.7)	(12.9)	(8.9)
Total benefit	$(8.7)	$(6.9)	$(4.0)

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Obligations and Funded Status

The following table sets forth the changes to the projected benefit obligations (“PBO”) and plan assets for the Company’s defined benefit pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Change in benefit obligation:
Projected benefit obligation at beginning of period	$636.4	$546.0	$519.1
Service cost	6.0	6.0	4.9
Interest cost	2.6	4.2	7.0
Participants' contributions	2.3	2.4	2.1
Benefits paid	(11.5)	(10.2)	(8.8)
Actuarial loss (gain)	(22.9)	47.1	49.7
Plan amendments	—	—	(12.4)
Settlements	(1.1)	(8.2)	(8.2)
Foreign currency translation	(39.8)	49.1	(7.4)
Projected benefit obligation at end of period	$572.0	$636.4	$546.0

Change in plan assets:
Fair value of plan assets at beginning of period	$430.5	$378.1	$333.2
Actual return on plan assets	40.8	22.2	51.7
Settlements	(1.1)	(8.2)	(8.2)
Employer contributions	11.9	12.0	12.5
Participants' contributions	2.3	2.4	2.1
Benefits paid	(11.5)	(10.2)	(8.8)
Foreign currency translation	(26.2)	34.2	(4.4)
Fair value of plan assets at end of period	$446.7	$430.5	$378.1

Unfunded status, net	$125.3	$205.9	$167.9

Accumulated benefit obligation at end of period	$552.4	$613.7	$524.5

Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$4.5	$0.2	$0.4
Other current liabilities	(2.5)	(3.0)	(2.4)
Other non-current liabilities	(127.3)	(203.1)	(165.9)
Net amount recognized	$(125.3)	$(205.9)	$(167.9)

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Components of Net Periodic Benefit Cost

The following table sets forth the components of net period benefit cost:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Line Item on Consolidated Statement of Operations
Net periodic benefit cost:
Service cost	$6.0	$6.0	$4.9	Selling, general and administrative expenses
Interest cost	2.6	4.2	7.0	Other (income) expense, net
Expected return on plan assets	(17.2)	(17.2)	(16.5)	Other (income) expense, net
Amortization of prior service cost and net actuarial loss	(1.4)	(0.8)	—	Other (income) expense, net
Loss recognized during fiscal year due to settlement	1.3	0.9	0.6	Other (income) expense, net
Net period benefit cost	$(8.7)	$(6.9)	$(4.0)
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain), net	$(22.9)	$47.1	$49.7
Loss recognized during fiscal year due to settlement	(0.1)	(0.9)	(0.6)
Prior service credit occurring during fiscal year	—	—	(12.4)
Prior Service Credit Amortized During Fiscal Year	1.4	1.4	—
Net Loss Amortized During Fiscal Year	(1.3)	(0.6)	—
Asset gain occurring during the year	(23.4)	(4.9)	(35.1)
Total (gain) loss recognized in other comprehensive loss	(46.3)	42.1	1.6
Total recognized in net periodic benefit cost and other comprehensive income	$(55.0)	$35.2	$(2.4)

The PBO is the actuarial present value of benefits attributable to employee service rendered to date that takes into account estimated future pay increases. The accumulated benefit obligation (“ABO”) is the actuarial present value of benefits attributable to employee service to date that does not take future employee increases into account.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the ABO for all defined benefit pension plans. Further, the table reflects the aggregate PBO, ABO and fair value of plan assets for pension plans with PBO in excess of plan assets and for pension plans with ABO in excess of plan assets.

(in millions)	December 31, 2021	December 31, 2020
ABO	$552.4	$613.7
Plans with PBO in excess of plan assets
PBO	$540.7	$633.7
ABO	$522.9	$610.9
Fair value of plan assets	$411.0	$427.6
Plans with ABO in excess of plan assets
PBO	$539.5	$618.6
ABO	$522.1	$598.3
Fair value of plan assets	$409.8	$413.3

The accumulated net actuarial gains (losses) for pensions and other post-employment benefits primarily relate to differences between the actual net periodic expense and the expected net periodic expense from differences in significant assumptions, primarily including return on plan assets and discount rates used in these estimates.

Estimated Future Benefit Payments

The following table reflects the total benefit payments expected to be made for defined benefits:

(in millions)	Amount
2022	$14.5
2023	$15.0
2024	$16.2
2025	$16.6
2026	$17.6
2027-2031	$108.6

Actuarial Assumptions

We determine our material assumptions for all plans on an annual basis as of December 31. Weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2021	December 31, 2020
Benefit obligations:
Discount rate	1.0%	0.6%
Rate of compensation increase	2.0%	1.9%
Pension increase rate	1.3%	1.5%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Weighted average assumptions used to determine net period benefit cost were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Benefit cost:
Discount rate	0.6%	1.0%
Expected long-term rate of return	4.5%	4.4%
Rate of compensation increase	1.9%	2.1%
Pension increase rate	1.4%	1.5%

The discount rates used reflect the expected future cash flow based on plan provisions, participant data as of the latest actuarial valuation and the currencies in which the expected future cash flows will occur. For the majority of defined benefit pension obligations, the Company utilizes prevailing long-term high quality corporate bond indices applicable to the respective country at the measurement date. In countries where established corporate bond markets do not exist, the Company utilizes other index movement and duration analysis to determine discount rates. The long-term rate of return on plan assets assumptions reflect economic assumptions applicable to each country and assumptions related to the preliminary assessments regarding the type of investments to be held by the respective plans.

Plan Assets

We review the expected long-term rate of return on plan assets annually, taking into consideration our asset allocation, historical returns, and the current economic environment. The expected return on plan assets is calculated based on the fair value of plan assets at year end. To determine the expected return on plan assets, expected cash flows have been taken into account.

Our long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a long-term total return in excess of a pure fixed income strategy with short-term volatility less than that of a pure equity strategy.

To accomplish this objective, we invest assets primarily in a diversified mix of equity and fixed income investments. Our targeted asset by category percentages are as follows:

Equity securities	38%
Debt securities	44%
Real estate	9%
Other	9%
Total	100%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair values of our pension plan assets, by asset category, and fair value levels are as follows:

(in millions)	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$1.5	$1.4	$0.1	$—	$4.8	$4.7	$0.1	$—
Fixed income funds (2)	191.4	0.7	190.7	—	172.1	1.0	171.1	—
Equity funds (3)	167.8	0.1	167.7	—	178.2	0.1	178.1	—
Real estate	38.1	—	38.1	—	30.3	—	30.3	—
Other (4)	47.9	—	5.4	42.5	45.1	—	2.9	42.2
Total	$446.7	$2.2	$402.0	$42.5	$430.5	$5.8	$382.5	$42.2

(1) Short-term investment fund that invests in a collective trust that holds short-term highly liquid investments with principal preservation and daily liquidity as its primary objectives. Investments are primarily comprised of certificates, government securities, commercial paper and time deposits.

(2) Fixed income funds that invest in a diversified portfolio of publicly traded government bonds and corporate bonds. There are no restrictions on these investments, and they are valued at the net asset value at year end.

(3) Equity funds that invest in a diversified portfolio of publicly traded domestic and international common stock, with an emphasis in European securities. There are no restrictions on these investments, and they are valued at the net asset value of the shares held at year end.

(4) The majority of these assets are invested in real estate funds and other alternative investments. Also includes insurance contracts, which consists of the Company and employee contributions and accumulated interest income at guaranteed stated interest rates and provides for benefit payments and plan expenses.

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$42.2	$39.0
Gains on assets still held at year-end	4.6	1.3
Purchases, sales, issuances and settlements	(1.5)	(1.6)
Transfers in and/or out of Level 3	0.1	0.1
Foreign exchange (loss)/gain	(2.9)	3.4
Balance at end of period	$42.5	$42.2

Level 3 pension assets are remeasured at least annually. Real estate properties, which are primarily located in Switzerland, are valued under the income approach using the discounted cash flow method, by which the market value of the property is determined as the total of all projected future earnings discounted to the valuation date. Insurance contracts are valued under the income approach using the discounted cash flow method. The discount rate and various assumptions used for the insurance contracts are consistent with the assumptions used by the actuary to measure the pension benefit obligation.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - INCOME TAXES

U.S. and Non-U.S. components of Earnings (Loss) Before Income Tax Provision (Benefit):

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
U.S.	$(83.5)	$(5.6)	$(119.3)
Non-U.S.	(66.0)	(23.7)	43.0
Total	$(149.5)	$(29.3)	$(76.3)

Income Tax Provision (Benefit):

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
U.S.	$11.0	$1.5	$2.3
Non-U.S.	39.6	36.5	60.0
Total current expense	50.6	38.0	62.3

Deferred:
U.S.	(2.9)	(37.1)	(7.0)
Non-U.S.	(22.4)	8.3	(22.6)
Total deferred tax benefit	(25.3)	(28.8)	(29.6)
Income tax provision	$25.3	$9.2	$32.7

Reconciliation to Statutory Provision

A reconciliation of income taxes computed at the UK statutory income tax rate of 19.0% for 2021 and Luxembourg's statutory income tax rate of 24.9% for 2020 and 2019, and our provision for income taxes is as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Statutory provision (benefit)	$(28.4)	$(7.3)	$(19.0)
U.S. state income taxes, net of federal benefit	0.3	(9.7)	(3.1)
Foreign earnings taxed at different rates	(2.6)	2.8	2.7
Permanent differences	3.1	0.8	9.2
Share-based compensation	14.5	16.9	—
Net change in valuation allowance	23.8	(6.5)	(12.0)
Audit settlements and changes to unrecognized tax benefits	0.6	(10.3)	8.1
Deferred tax asset adjustments	2.8	5.2	11.7
Net change in estimate of prior period tax	0.1	(4.6)	2.8
Change in tax laws	3.7	14.5	23.4
Withholding taxes	6.8	8.8	5.4
Other	0.6	(1.4)	3.5
Income tax provision	$25.3	$9.2	$32.7

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For 2021, the difference in the statutory income tax benefit of $(28.4) million and the recorded income tax provision of $25.3 million was primarily attributable to $14.5 million of income tax expense related to non-deductible share-based compensation, and a net $23.8 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets.

For 2020, the difference in the statutory income tax benefit of $(7.3) million and the recorded income tax provision of $9.2 million was primarily attributable to $16.9 million of income tax expense related to non-deductible share-based compensation and $14.5 million of income tax expense driven by changes to tax laws impacting our deferred tax liabilities, offset by a net favorable change of $10.3 million from audit settlements and changes to unrecognized tax benefits.

For 2019, the difference in the statutory income tax benefit of $(19.0) million and the recorded tax provision of $32.7 million was primarily attributable to $23.4 million of income tax expense driven by changes to tax laws impacting deferred tax liabilities, $11.7 million of unfavorable adjustments to deferred tax balances in foreign subsidiaries, $9.2 million of income tax expense related to the impact of permanent differences, and a net unfavorable change of $8.1 million from audit settlements and changes to unrecognized tax benefits. These increases to income tax expense were partially offset by a net $12.0 million decrease in the valuation allowance as a result of changes in the assessment of the realizability of non-U.S. deferred tax assets.

Deferred Tax Balances

(in millions)	December 31, 2021	December 31, 2020
Deferred Tax Assets
Accruals not yet deductible for tax purposes	$101.7	$82.1
Net operating loss carryforwards	99.5	82.4
U.S., non-U.S. and state tax credits	11.7	12.2
Employee benefit items	32.1	46.4
Intercompany losses	36.2	36.0
Intercompany interest	39.0	34.7
Lease liability	24.0	16.0
Other	7.2	8.4
Gross deferred tax assets	351.4	318.2
Less: Valuation allowance	(97.9)	(79.5)
Total deferred tax assets	253.5	238.7

Deferred Tax Liabilities
Depreciation and amortization	(37.3)	(33.7)
Unremitted foreign earnings	(1.5)	(1.1)
Intangibles	(327.2)	(324.4)
Total deferred tax liabilities	(366.0)	(359.2)
Net deferred tax liability	$(112.5)	$(120.5)

We have investments in various foreign subsidiaries. The unremitted earnings for investments in foreign subsidiaries are not considered to be indefinitely reinvested, and we have recognized a deferred tax liability related to those earnings. To the extent that there are outside basis differences beyond the unremitted earnings, we have not recognized a deferred tax liability as we are considered to be indefinitely reinvested in our foreign subsidiaries. Determination of the amount of unrecognized deferred taxes that would apply in recovering the outside basis differences in our foreign subsidiaries is impracticable due to the complexity of the calculations and the assumptions about the circumstances existing if and when remittance occurs.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We have a U.S. federal net operating loss ("NOL") of $43.2 million (tax effected $9.1 million) which can be carried forward indefinitely. We also have U.S. state NOLs in the amount of $250.9 million (tax effected $15.5 million) which expire over various tax years, of which $10.7 million (tax effected) is not expected to be realized as of December 31, 2021 and as such, a valuation allowance has been recorded. We have non-U.S. NOLs totaling $299.6 million (tax effected $74.9 million) which expire during various tax years, of which $8.0 million (tax effected) is not expected to be realized as of December 31, 2021 and as such, a valuation allowance has been recorded.

We have $10.6 million of U.S. foreign tax credits, which expire in 2030, of which $8.3 million is not expected to be realized as of December 31, 2021 and as such, a valuation allowance has been recorded. We have $1.1 million of U.S. state research and development credits. We do not expect to use any of these state credits and as such, a valuation allowance has been recorded.

Unrecognized Tax Benefits

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$60.1	$74.9	$74.7
Gross increases - tax positions in current period	2.5	—	2.2
Gross increases - tax positions in prior periods	5.4	—	—
Decreases from settlements with tax authorities	—	(13.2)	—
Lapse of statute of limitations	(4.3)	(1.6)	(2.0)
Balance at end of period	$63.7	$60.1	$74.9

The total amount of gross unrecognized tax benefits was $63.7 million, $60.1 million and $74.9 million as of December 31, 2021, 2020 and 2019 respectively, of which, $46.3 million, $42.9 million and $57.8 million, if recognized, would affect our effective tax rate, respectively.

The Company classifies interest expense and penalties related to liabilities for unrecognized tax benefits in the consolidated financial statements as income tax expense. As of December 31, 2021 and 2020, accrued interest and penalties related to unrecognized tax benefits totaled $6.6 million and $8.1 million, respectively.

Our U.S. federal income tax return is subject to examination for a period of three years after its filing date. The earliest year open is the tax year 2018. Income tax returns in non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. We are currently under examination in the Netherlands for 2017. We have various other non-U.S. tax returns in the process of examination but have largely concluded all other income tax matters for the years prior to 2012.

We believe that an adequate provision has been made for any adjustments that may result from the ongoing examinations. However the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolutions occurs. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that our unrecognized tax benefits could be reduced by up to $38.0 million in the next twelve months.

Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. As of December 31, 2021, the Company's liability under the TRA on an undiscounted basis was $238.1 million, which is presented within Other non-current liabilities on the Consolidated Balance Sheet.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company and its subsidiaries generate each year, the tax rate then applicable and the use of net operating losses. The payment obligations under the TRA are the Company’s obligations and are not obligations of Constellation. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 3.00% (subject to a 50 bps LIBOR floor and subject to change if LIBOR is no longer a widely recognized benchmark rate).

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

At times, we are subject to governmental investigations and various legal actions and claims from governmental agencies and other parties. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We record a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. Management believes that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position or results of operations or cash flows.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnification Obligations

We are a party to many contracts containing guarantees and indemnification obligations. These contracts primarily consist of:

•Product and service warranties with respect to certain products sold to customers in the ordinary course of business. These warranties typically provide that products will conform to specifications. We generally do not establish a liability for product warranty based on a percentage of sales or other formulas. We accrue a warranty liability on a transaction-specific basis depending on the individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•Intellectual property warranties by us to third parties in which we have agreed to indemnify the licensee such third parties against infringement claims.

NOTE 17 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"), which was $7.5 million annually plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the years ended December 31, 2021, 2020 and 2019, we recorded $19.4 million,, $7.5 million and $7.5 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the years ended December 31, 2021, 2020 and 2019, we paid Bain Capital $2.3 million, $9.8 million and $9.8 million, respectively, of consulting fees. There are no fees due to Bain at December 31, 2021 and December 31, 2020.

Beginning in 2019, Philip Wieland served as our interim CFO while employed by Bain Capital. We did not pay a separate salary under the terms of the management agreement. Mr. Wieland was named interim CEO in January of 2020 and was later named permanent CEO in July of 2020.

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

Investment in Virox

We, along with Virox, were parties to inter-entity transactions that included a distribution agreement, royalty agreement and a supply agreement. Under these agreements, we recognized revenue of $85.1 million, royalty expense of $3.3 million, and purchased inventory from Virox of $42.4 million, respectively, during the year ended December 31, 2019.

As discussed in Note 5 - Acquisitions, on December 17, 2019, we acquired the IP of Virox Holdings, Inc. and Virox International Holdings, Inc., including patents, trademarks, copyrights, trade secrets, third party licenses, associated income, all technology, regulatory master registrations (Environmental Protection Agency, Biocidal Products Regulations) and other rights and licenses required to operate the IP.  The IP was valued at $37.4 million (cash purchase agreement of $34.2 million and a non-exclusive license back to Virox of that IP for specific sectors (excluding healthcare), valued at $3.2 million).

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Virox was provided a global royalty free non-exclusive license (License Agreement) under the current IP (current and pending Virox patents only) in perpetuity in order to continue its existing private label and branded business for the markets it currently serves.

Additionally, Virox acquired our shares held in Virox Holdings, Inc. and Virox International Holdings Inc, by way of a cash purchase agreement of $27.1 million, resulting in a gain of $13.0 million.

We accounted for the investment in Virox under the equity method, and this investment was initially recognized at fair value as part of the Diversey Acquisition. The carrying amount of the investment was adjusted to recognize changes in our share of net assets of Virox since the acquisition date.

NOTE 18 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense is recognized on a straight-line basis over the requisite service periods, and our policy is to recognize forfeitures as they occur. Share-based compensation expense related to equity and liability awards is included in the following line items in the Consolidated Statements of Operations:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cost of sales	$7.5	$—	$—
Selling, general and administrative expenses	107.7	67.5	3.0
Total	$115.2	$67.5	$3.0

As of December 31, 2021, there is $77.3 million of unrecognized compensation expense related to all share-based awards, which is expected to be recognized over a weighted average period of approximately 3.4 years.

Awards Classified as Equity

Pre-IPO Management Equity Incentive Plan and Exchange to Restricted Shares

During 2018, Constellation (BC) S.à r.l, a subsidiary of the Company, adopted a management equity incentive plan ("MEIP"), consisting of Class B through Class F shares ("MEIP Shares") granted to certain domestic and foreign employees ("Participants"). Prior to the IPO, the value of the MEIP Shares was classified as a liability, and was remeasured at each reporting period.

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

Compensation expense of $72.7 million, $67.5 million and $3.0 million was recorded for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

The conversion of MEIP shares and exchange for vested ordinary shares resulted in $68.1 million being reclassified from Non-current liabilities to Additional paid-in capital during the year ended December 31, 2021. Future vesting of restricted ordinary shares will also be credited to Additional paid-in capital.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in outstanding nonvested MEIP Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	6,984,060	$14.51
Granted	—	—
Vested	(292,825)	14.51
Converted to Restricted Ordinary Shares	(6,691,235)	14.51
Nonvested at December 31, 2021	—	$—

A summary of changes in outstanding nonvested Restricted Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Converted from MEIP Shares	7,763,231	15.00
Granted	—	—
Vested	(2,021,833)	15.00
Forfeited	(11,473)	15.00
Nonvested at December 31, 2021	5,729,925	$15.00

2021 Omnibus Incentive Plan

On March 24, 2021, our Board adopted the 2021 Omnibus Incentive Plan ("2021 Plan"), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of share options, share appreciation rights, restricted shares, restricted share units, bonus shares, dividend equivalents, other share-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. We have reserved 15,000,000 Ordinary Shares (inclusive of issued and outstanding awards) for issuance under the 2021 Plan. As of December 31, 2021, we have granted the Restricted Shares and the restricted share units discussed below under the 2021 Plan.

Restricted Share Units

Restricted Share Units ("RSUs") are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. RSUs are generally subject to service-based vesting or cliff vesting. Compensation expense of $9.0 million was recorded for the year ended December 31, 2021.

A summary of changes in outstanding nonvested RSUs is as follows:

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	1,715,543	15.01
Vested	(260,393)	15.00
Forfeited	—	—
Nonvested at December 31, 2021	1,455,150	$15.01

Awards Classified as Liabilities

Long-Term Incentive Plan

During 2018, certain employees were granted awards under a cash long-term incentive plan ("LTIP"). No vesting or payout occurred for the LTIP awards until the occurrence of an Exit Event, as defined in the cash LTIP agreement. The closing of the IPO was an Exit Event. Upon an Exit Event requiring achievement of a specified performance target, the LTIP payout amount would have been the sum of a Time-Based Payout and Performance-Based Payout, both as defined in the cash LTIP agreement. The value of the LTIP is classified as a liability. Compensation expense of $30.2 million was recorded for the year ended December 31, 2021. Prior to the IPO, we determined it was not probable that the performance conditions would be met, therefore, no resulting compensation expense was recorded for any period prior to the IPO.

Cash-Settled Restricted Share Units

Upon closing of the IPO, certain employees were granted cash-settled restricted stock unit awards based on the share price on the date of the IPO. These awards cliff-vest after three years from the date of grant and will be settled in cash based on the Company's share price on the vesting date. The value of the cash-settled restricted stock units is classified as a liability. Compensation expense of $3.3 million was recorded for the year ended December 31, 2021.

NOTE 19 - RESTRUCTURING AND EXIT ACTIVITIES

In 2021, we began a strategic initiative to consolidate certain production and office facilities within Europe and North America, which also includes opening a new manufacturing facility in North America. These actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $42.0 million of total expenses related to this project, and charged $7.8 million to Restructuring and exit costs and Transition and transformation costs during the year ended December 31, 2021.

We also exited certain businesses in 2021 that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers.

In 2018, we began a series of strategic initiatives aimed at maintaining a competitive cost structure and workforce optimization. These activities primarily consisted of a reduction in headcount to realign our personnel resources with our business needs.
The following table details our restructuring and exit costs as reflected in the Consolidated Statements of Operations:

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease receivable contracts, net	$15.7	$—	$—
Facilities, Inventory and Property and equipment	2.7	—	—
Employee termination benefits	9.0	25.6	19.8
Restructuring and exit costs	27.4	25.6	19.8
Other charges associated with restructuring	8.7	4.7	6.5
Total	$36.1	$30.3	$26.3
Restructuring and exit costs are presented separately on the Consolidated Statements of Operations. Other associated charges associated with restructuring are recorded within Transition and transformation costs and Cost of sales on the Consolidated Statements of Operations.

The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Lease Receivable Contracts, Net	Facilities, Inventory and Property and Equipment	Employee Termination Benefits	Total
Balance as of December 31, 2019	$—	$—	$13.4	$13.4
Accrual and accrual adjustments	—	—	25.6	25.6
Cash payments during period	—	—	(12.5)	(12.5)
Write-offs	—	—	—	—
Foreign currency translation	—	—	(0.2)	(0.2)
Balance as of December 31, 2020	—	—	26.3	26.3
Accrual and accrual adjustments	15.7	2.7	9.0	27.4
Cash payments during period	—	(1.7)	(18.4)	(20.1)
Write-offs	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	(0.2)	(0.2)
Balance as of December 31, 2021	$15.7	$0.6	$16.7	$33.0

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Consolidated Balance Sheet at December 31, 2021. We anticipate paying the employee termination benefits of $16.7 million in the restructuring accrual within the next twelve months.

Restructuring charges by segment were as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Institutional	$23.2	$22.0	$6.9
Food & Beverage	1.3	0.8	0.8
Corporate/Unallocated	2.9	2.8	12.1
Total	$27.4	$25.6	$19.8

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2019	$(13.6)	$3.8	$(54.7)	$(64.5)
Other comprehensive loss before reclassifications	(28.2)	(15.0)	(99.4)	(142.6)
Amounts reclassified from AOCI to net loss	(0.8)	(4.8)	—	(5.6)
Net change	(29.0)	(19.8)	(99.4)	(148.2)
Balance December 31, 2020	$(42.6)	$(16.0)	$(154.1)	$(212.7)
Other comprehensive income (loss) before reclassifications	36.1	(1.5)	6.4	41.0
Amounts reclassified from AOCI to net income (loss)	(0.1)	14.8	—	14.7
Net change	36.0	13.3	6.4	55.7
Balance December 31, 2021	$(6.6)	$(2.7)	$(147.7)	$(157.0)

The following table provides details of amounts reclassified from accumulated other comprehensive loss:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Defined benefit plans and other post-employment benefits:
Prior service costs	$(1.4)	$(1.4)
Actuarial gain	1.3	0.6
Total pre-tax amount	(0.1)	(0.8)
Tax expense	—	0.2
Net of tax	(0.1)	(0.6)

Reclassifications from unrealized gains/losses from derivative instruments:
Cross currency swaps	16.7	—
Foreign currency forward contracts	—	0.5
Interest rate swaps	(1.8)	(5.3)
Interest rate caps	(0.1)	—
Total pre-tax amount	14.8	(4.8)
Tax expense (benefit)	(2.8)	1.0
Net of tax	12.0	(3.8)

Total reclassifications for the period	$11.9	$(4.4)

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - SEGMENTS

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

As described in Note 1 - General and Description of Business, our net sales are comprised of commercial cleaning, sanitation and hygiene products and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care.

Net sales for each of the Company’s reportable segments is as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Institutional	$1,918.4	$1,995.3	$1,979.1
Food & Beverage	700.5	633.9	644.8
Total	$2,618.9	$2,629.2	$2,623.9

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Institutional	$319.8	$336.4	$296.4
Food & Beverage	133.7	111.9	101.9
Total	$453.5	$448.3	$398.3

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated loss before income tax provision:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Adjusted EBITDA for reportable segments	$453.5	$448.3	$398.3
Corporate costs(18)	(43.4)	(47.1)	(58.5)
Interest expense	(126.3)	(127.7)	(141.0)
Interest income	9.9	5.9	7.5
Amortization expense of intangible assets acquired	(96.7)	(98.2)	(93.7)
Depreciation expense included in cost of sales	(82.7)	(89.5)	(84.4)
Depreciation expense included in selling, general and administrative expenses	(8.1)	(7.9)	(7.4)
Transition and transformation costs and non-recurring costs(1)	(52.3)	(42.5)	(52.8)
Restructuring and exit costs(2)	(27.4)	(25.6)	(19.8)
Foreign currency (loss) gain related to Argentina subsidiaries(3)	2.1	(1.6)	(11.4)
Adjustment for tax indemnification asset(4)	(6.9)	(2.8)	(7.1)
Merger and acquisition-related cost (5)	(1.2)	(1.0)	(0.3)
Acquisition accounting adjustments(6)	—	—	(1.9)
Bain Capital management fee(7)	(19.4)	(7.5)	(7.5)
Non-cash pension and other post-employment benefit plan(8)	15.7	12.9	8.8
Unrealized foreign currency exchange gain (loss)(9)	(12.9)	25.1	(10.8)
Factoring and securitization fees(10)	(4.7)	(4.3)	(3.4)
Share-based compensation(11)	(115.2)	(67.5)	(3.0)
Tax receivable agreement adjustments(12)	10.1	—	—
Gain on sale of business and investments(13)	—	—	13.0
Loss on extinguishment of debt(14)	(15.6)	—	—
Realized foreign currency exchange loss on debt refinancing(15)	(4.5)	—	—
COVID-19 inventory charges(16)	(13.9)	—	—
Other items(17)	(9.6)	1.7	(0.9)
Loss before income tax provision	$(149.5)	$(29.3)	$(76.3)

(1)In the period following the Diversey Acquisition, we incurred costs primarily consisting of professional and consulting services in such areas as information technology, controllership, tax, treasury, transformation services, human resources, procurement and supply chain in establishing ourselves as a standalone company and to position ourselves for future growth. Costs incurred in 2021 include those necessary in becoming a publicly traded Company.

(2)Includes costs related to restructuring programs and business exit activities. See Note 19 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements for additional information.

(3)Effective July 1, 2018, Argentina was deemed to have a highly inflationary economy and the functional currency for our Argentina operations was changed from the Argentine peso to the United States dollar and remeasurement charges/credits are recorded in our Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Consolidated Balance Sheets.

(4)In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision. See Note 15 - Income Taxes in the Notes to our Consolidated Financial Statements for additional information.

(5)These costs consisted primarily of investment banking, legal and other professional advisory services costs.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(6)In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

(7)Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during 2021.

(8)Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans. See Note 14 - Retirement Plans in the Notes to our Consolidated Financial Statements for additional information.

(9)Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. dollar-denominated debt held by our European entity.

(10)On November 15, 2018, we entered into a factoring Master Agreement with Factofrance, S.A. Additionally, on April 22, 2020, the Company entered into a securitization arrangement with PNC to sell certain North American customer receivables without recourse on a revolving basis. This amount represents the fees to complete the sale of the receivables without recourse. See Note 6 - Financial Statement Details to our Consolidated Financial Statements for additional information.

(11)Represents compensation expense associated with our Management Equity Incentive Plan and Long-Term Incentive Plan awards. See Note 18 — Share-Based Compensation in the Notes to our Consolidated Financial Statements for additional information.

(12)Represents the adjustment to our tax receivable agreement liability due to changes in tax laws and changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement. See Note 15 — Income Taxes in the Notes to our Consolidated Financial Statements for additional information

(13)Represents non-cash gain on sale of our shares in connection with the Virox IP Acquisition. See Note 5 — Acquisitions in the Notes to our Consolidated Financial Statements for additional information.

(14)Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements for additional information.

(15)During 2021, the Company incurred a realized foreign currency exchange loss of $4.5 million related to the refinancing of the Senior Secured Credit Facilities. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements for additional information.

(16)Customer demand for COVID-related products surged at the outset of COVID-19, and we met the rapidly increasing demand and sold the vast majority of this inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess inventory. The Company recorded a charge of $13.9 million in the fourth quarter of 2021 for excess inventory and estimated disposal costs.

(17)Includes other costs associated with restructuring which are recorded within Cost of sales.

(18)Represents costs associated with corporate operations that are not specifically allocated to a reportable segment.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table shows assets allocated by reportable segments. Assets allocated by reportable segment include trade receivables, net and inventories.

(in millions)	December 31, 2021	December 31, 2020
Institutional	$557.8	$492.2
Food & Beverage	194.1	132.2
Corporate	3,548.1	3,661.7
Total	$4,300.0	$4,286.1

Geographic Regions

Net sales(1) by geographic region are as follows:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Europe	$1,157.3	$1,132.9	$1,189.4
North America(2)	708.7	784.2	581.1
Asia Pacific	338.3	326.2	394.5
Middle East & Africa	231.1	217.2	255.6
Latin America	183.5	168.7	203.3
Total	$2,618.9	$2,629.2	$2,623.9

Long-lived assets and right of use assets(3) by geographic region are as follows:

(in millions)	December 31, 2021	December 31, 2020
Europe	$126.1	$136.8
North America(4)	144.0	76.5
Asia Pacific	14.5	16.7
Middle East & Africa	10.6	11.6
Latin America	14.4	14.4
Total	$309.6	$256.0

(1) No non-United States country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2021, 2020 or 2019.
(2) Net sales to external customers within the United States were $503.5 million, $610.9 million and $474.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3) No non-United States country accounted for long-lived assets and right of use assets in excess of 10% of consolidated long-lived assets and right of use assets as of December 31, 2021 or 2020.
(4) Long-lived assets and right of use assets within the United States were $123.6 million and $56.6 million as of December 31, 2021 and 2020.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of both basic and diluted loss per share for the periods ended:

(in millions, except per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss attributable to common shareholders	$(174.8)	$(38.5)	$(109.0)

Weighted average shares outstanding(1)	290.4	243.2	243.2
Dilutive securities(2)	—	—	—
Denominator for loss per share - weighted average shares	290.4	243.2	243.2

Basic and diluted loss per share	$(0.60)	$(0.16)	$(0.45)

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For all periods presented, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 23 - SUBSEQUENT EVENTS

On January 24, 2022, we acquired Shorrock Trichem, a distributor of cleaning and hygiene solutions and services based in northwest England, with annual revenues of more than $30 million. This acquisition increases our capabilities in providing an enhanced value proposition to our customers, delivering access to mechanical ware washing, laundry machine leasing and washroom solutions which complement the market leading products that Diversey provides for these areas. This enables us to provide one point of service for customers, for both equipment and products.

On January 24, 2022, we granted share-based awards to certain employees under our 2021 Omnibus Incentive Plan. These awards are subject to service-based vesting or cliff vesting. The awards consisted of 808,548 restricted share units with a grant-date fair value of $10.70 per share, 883,750 performance share units with a grant-date fair value of $10.70 per share, and 480,094 stock options with an exercise price of $10.73 per share.

Diversey Holdings, Ltd.
SCHEDULE II
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Foreign Currency Translation and Other (1)	Balance at End of Year
(in millions)
Year ended December 31, 2021
Allowance for trade receivables	$28.7	$(1.2)	$(5.1)	$1.1	$23.5
Allowance for lease receivables	$6.4	$15.7	$(1.1)	$(0.3)	$20.7
Inventory obsolescence reserve	$24.4	$12.0	$(6.5)	$0.7	$30.6
Valuation allowance on deferred tax assets	$79.5	$18.4	$—	$—	$97.9
Year ended December 31, 2020
Allowance for trade receivables	$21.5	$9.7	$(4.3)	$1.8	$28.7
Allowance for lease receivables	$—	$1.4	$—	$5.0	$6.4
Inventory obsolescence reserve	$15.3	$13.4	$(3.9)	$(0.4)	$24.4
Valuation allowance on deferred tax assets	$102.1	$(22.6)	$—	$—	$79.5
Year ended December 31, 2019
Allowance for trade receivables	$20.3	$4.1	$(2.9)	$(0.1)	$21.5
Inventory obsolescence reserve	$16.1	$4.1	$(4.8)	$—	$15.3
Valuation allowance on deferred tax assets	$142.4	$(40.2)	$—	$(0.1)	$102.1

(1) The allowance for trade receivables includes $2.1 million and the allowance for lease receivables includes $5.1 million for the year ended December 31, 2020 related to the adoption of ASC 326, Credit Losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures

The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.

Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” “Board Committees,” “Audit Committee” and “Corporate Governance Materials and Code of Conduct” in the Company’s definitive proxy statement related to the 2022 annual general meeting of shareholders is incorporated herein by reference.

The persons listed in the following table are our current executive officers. Officers are elected annually. There is no family relationship among any of the directors or executive officers and no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Title
Philip Wieland	48	Chief Executive Officer and Director
Todd Herndon	56	Chief Financial Officer
Gaetano Redaelli	59	Chief Strategic Development Officer
Paul Budsworth	55	President, North America
Sinead Kwant	49	President, Western Europe
Somer Gundogdu	52	President, Emerging Markets
Rudolf Verheul	59	Global President, Food & Beverage

Item 11. Executive Compensation.

The information under the captions "Executive Compensation," "Director Compensation," "Pay Ratio Disclosure," "The Board and Board Committees," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company’s definitive proxy statement related to the 2022 annual general meeting of shareholders is incorporated herein by reference, provided, however, that the information set forth in the section entitled "Compensation Committee Report" shall be deemed furnished herein and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company’s definitive proxy statement related to the 2022 annual general meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Direct Independence.

The information under the captions "Certain Relationships and Related Person Transactions" and "Corporate Governance" in the Company’s definitive proxy statement related to the 2022 annual general meeting of shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information under the captions "Fees Paid to Our Independent Registered Public Accounting Firm" and "Audit and Non-Audit Services Pre-Approval Policy" in the Company’s definitive proxy statement related to the 2022 annual general meeting of shareholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Diversey
(i)	Report of Independent Registered Public Accounting Firm	(PCAOB ID: 42)
(ii)		Consolidated Balance Sheets at December 31, 2021 and 2020
(iii)		Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
(iv)		Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019
(v)		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
(vi)		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
(vii)		Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule of Diversey
Schedule Number
II		Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report.

Exhibit No.:	Description
3.1
Amended and Restated Memorandum and Articles of Association of Diversey Holdings, Ltd. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260875) filed with the SEC on November 8, 2021

4.1
Indenture, dated as of August 8, 2018, by and among Diamond (BC) B.V., the guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee and Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authentication agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.2
Escrow Release Date Supplemental Indenture, dated as of September 6, 2017, by and among the parties signatory as guarantors thereto and Wilmington Trust, National Association as trustee under the Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.3
Supplemental Indenture No. 2, dated as of December 5, 2017, by and among the parties signatory as guarantors thereto and Wilmington Trust, National Association as trustee under the Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.4
Indenture, dated as of September 29, 2021, by and among Diamond (BC) B.V., the Guarantors party thereto and Wilmington Trust, National Association. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2021)

4.5	Description of Registrant’s Securities (filed herewith)
4.6	Form of 4.625% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2021)

10.1
Credit Agreement, dated as of September 6, 2017, by and among BCPE Diamond Netherlands Topco, B.V., Diamond (BC) B.V., the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch as the administrative agent, the collateral agent and a letter of credit issuer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.2
Joinder Agreement and Amendment No. 1, dated as of June 23, 2020, by and among Credit Suisse AG, Cayman Islands Branch, Diamond (BC) B.V. and Credit Suisse AG, Cayman Islands Branch as the administrative agent thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-253676) filed with the SEC on March 1, 2021)

10.3
Joinder Agreement and Amendment No. 2, dated as of March 29, 2021, by and among Diamond (BC) B.V., the lenders and letter of credit issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as the administrative agent thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2021)

10.4
Third Amendment, dated September 29, 2021, to the Credit Agreement, dated as of September 6, 2017, by and among BCPE Diamond Netherlands Topco, B.V., Diamond (BC) B.V., the lenders from time to time party thereto and Credit Suisse AG, Cayman Islands Branch as the administrative agent, the collateral agent and a letter of credit issuer party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2021)

10.5
Investor Rights Agreement, dated as of March 29, 2021, by and among Diversey Holdings, Ltd. and the other persons named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2021)

10.6
Service Agreement, dated as of July 14, 2020, by and between Diversey Limited and Philip Wieland, as amended by that First Amendment (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.7
Letter Agreement Re: New Severance Terms, dated as of September 3, 2019, by and between Paul Budsworth and Diversey, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.8
Employment Agreement, dated as of October 16, 2019, by and between Todd Herndon and Diversey, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.9
Transition Letter Agreement, dated as of October 4, 2019, by and between Mark Burgess and Diversey, Inc., as amended by that Amendment No. 1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.10
Letter Agreement Re: Vesting and Lock-Up Provisions, dated as of March 14, 2021, by and between Mark Burgess and Diversey Holdings, Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)

10.11
Offer Letter, by and between Gaetano Redaelli and Diversey S.P.A. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.12
Offer Letter, dated as of May 17, 1989, by and between Rudolf Verheul and Nederlandse Unilever Bedrijven B.V. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.13	2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)
10.14
Form of Share Option Grant Notice and Nonqualified Share Option Agreement pursuant to the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.15
Form of Restricted Share Unit Notice and RSU Agreement pursuant to the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.16
Form of Restricted Share Notice and Restricted Share Agreement pursuant to the 2021 Omnibus Incentive Plan (Senior Leadership Team) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.17
Form of Restricted Share Notice and Restricted Share Agreement pursuant to the 2021 Omnibus Incentive Plan (Non-Senior Leadership Team) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)

10.18
Management Agreement, dated September 6, 2017, by and between BCPE Diamond US Holdco Inc., Diamond (BC) Netherlands Holding B.V. and Bain Capital Private Equity, LP. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.19	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)
10.21	Employment Agreement for an Indefinite Period, by and among Diversey Europe Operations B.V and Sinead Kwant dated August 31, 2020 (filed herewith)
10.22	Amendment to Employment Agree Employment Agreement for an Indefinite Period, by and among Diversey Europe Operations B.V and Sinead Kwant, dated January 11, 2021. (filed herewith)
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 16, 2021)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 11, 2022

DIVERSEY HOLDINGS, LTD.

By:/s/ PHILIP WIELAND
Name: Philip Wieland
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Diversey Holdings, Ltd. and in the capacities indicated.

/s/ Philip Wieland
Philip Wieland
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Todd Herndon
Todd Herndon
Chief Financial Officer
(Principal Financial Officer)

/s/ David Dickerson
David Dickerson
VP, Controller and Chief Accounting Officer
(duly authorized officer and Chief Accounting Officer)

/s/ Selim Bassoul
Selim Bassoul
Director

/s/ Robert Farkas
Robert Farkas
Director

/s/ Juan Figuereo
Juan Figuereo
Director

/s/ Eric Foss
Eric Foss
Director

/s/ Ken Hanau
Ken Hanau
Director

/s/ Rod Hochman
Rod Hochman
Director

/s/ Susan Levine
Susan Levine
Director

/s/ Jonathon Penn
Jonathon Penn
Director

/s/ Michel Plantevin
Michel Plantevin
Director

/s/ Katherine Zanotti
Katherine Zanotti
Director