Form 10-Q
period 2022-03-31
Diversey Holdings, Ltd.
filed 2022-05-10
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

As of April 30, 2022, there were 324,190,738 shares of the registrant's ordinary shares outstanding.

DIVERSEY HOLDINGS, LTD.
FORM 10-Q
For the Three Months Ended March 31, 2022

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$216.2	$207.6
Trade receivables, net of allowance for doubtful accounts of $23.7 and $23.5	410.2	414.3
Other receivables	64.2	59.3
Inventories	378.2	337.6
Prepaid expenses and other current assets	85.0	69.4
Total current assets	1,153.8	1,088.2
Property and equipment, net	218.4	210.7
Goodwill	482.6	471.5
Intangible assets, net	2,106.0	2,147.3
Other non-current assets	389.7	382.3
Total assets	$4,350.5	$4,300.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$3.5	$10.7
Current portion of long-term debt	10.9	10.9
Accounts payable	500.5	434.3
Accrued restructuring costs	15.4	16.7
Other current liabilities	396.8	384.5
Total current liabilities	927.1	857.1
Long-term debt, less current portion	1,970.6	1,973.0
Deferred taxes	171.4	164.3
Other non-current liabilities	506.4	520.0
Total liabilities	3,575.5	3,514.4
Commitments and contingencies
Stockholders' equity:
Ordinary shares, $0.01 par value per share, 1,000,000,000 shares authorized, 324,190,738 and 324,369,517 shares outstanding in 2022 and 2021	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 shares authorized, 0 shares outstanding in 2022 and 2021	—	—
Additional paid-in capital	1,677.8	1,662.7
Accumulated deficit	(759.2)	(720.1)
Accumulated other comprehensive loss	(143.6)	(157.0)
Total stockholders' equity	775.0	785.6
Total liabilities and stockholders' equity	$4,350.5	$4,300.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions except per share amounts)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net sales	$660.0	$631.5
Cost of sales	423.9	385.1
Gross profit	236.1	246.4
Selling, general and administrative expenses	213.7	243.1
Transaction and integration costs	4.5	13.3
Management fee	—	19.4
Amortization of intangible assets	24.2	24.3
Restructuring and exit costs	9.8	2.6
Operating loss	(16.1)	(56.3)
Interest expense	30.3	43.7
Foreign currency gain related to Argentina subsidiaries	(0.3)	(2.0)
Other (income) expense, net	(8.9)	0.1
Loss before income tax provision (benefit)	(37.2)	(98.1)
Income tax provision (benefit)	1.9	(2.4)
Net loss	$(39.1)	$(95.7)

Basic and diluted loss per share	$(0.12)	$(0.39)
Basic and diluted weighted average shares outstanding	319.6	247.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(39.1)	$(95.7)
Other comprehensive income (loss):
Pension plans and post-employment benefits, net of taxes of $0.1 and $0.0	(0.5)	—
Cash flow hedging activities, net of taxes of $(6.6) and $(1.0)	17.8	4.0
Foreign currency translation adjustments	(3.9)	32.6
Other comprehensive income	13.4	36.6
Comprehensive loss	$(25.7)	$(59.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$—	$—	$1,662.7	$(720.1)	$(157.0)	$785.6
Share-based compensation	—	—	15.1	—	—	15.1
Pension and post-employment benefits	—	—	—	—	(0.5)	(0.5)
Cash flow hedging activities, net of tax	—	—	—	—	17.8	17.8
Foreign currency translation adjustments	—	—	—	—	(3.9)	(3.9)
Net loss	—	—	—	(39.1)	—	(39.1)
Balance as of March 31, 2022	$—	$—	$1,677.8	$(759.2)	$(143.6)	$775.0

Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	654.3	—	—	654.3
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Conversion of share-based awards	—	—	68.1	—	—	68.1
Share-based compensation	—	—	37.5	—	—	37.5
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Cash flow hedging activities, net of tax	—	—	—	—	4.0	4.0
Foreign currency translation adjustments	—	—	—	—	32.6	32.6
Net loss	—	—	—	(95.7)	—	(95.7)
Balance as of March 31, 2021	$—	$—	$1,332.7	$(641.0)	$(176.1)	$515.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities:
Net loss	$(39.1)	$(95.7)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	47.4	47.1
Amortization of deferred financing costs and original issue discount	1.8	14.9
Gain on cash flow hedges	1.1	0.2
Deferred taxes	(3.5)	0.8
Unrealized foreign exchange (gain) loss	(1.1)	5.9
Share-based compensation	15.1	37.5
Impact of highly inflationary economy - Argentina	(0.3)	(2.0)
Provision for bad debts	1.9	2.0
Provision for slow moving inventory	0.4	3.0
Non-cash pension benefit	(3.6)	(3.7)
Changes in operating assets and liabilities:
Trade receivables, net	3.0	(28.0)
Inventories, net	(39.9)	(41.2)
Accounts payable	68.3	46.5
Income taxes, net	(4.6)	(11.6)
Other assets and liabilities, net	(1.0)	(54.4)
Cash provided by (used in) operating activities	45.9	(78.7)
Investing activities:
Business acquired in purchase transactions, net of cash acquired	(41.4)	—
Dosing and dispensing equipment	(17.3)	(12.0)
Capital expenditures	(10.0)	(6.4)
Collection of deferred factored receivables	—	24.4
Cash provided by (used in) investing activities	(68.7)	6.0
Financing activities:
Contingent consideration payments	—	(0.1)
Proceeds from (payments on) short-term borrowings	(7.2)	0.4
Proceeds from revolving credit facility	50.0	—
Payments on revolving credit facility	(50.0)	—
Payments on long-term borrowings	(4.3)	(656.0)
Payment of deferred financing costs	—	(2.5)
Issuance of ordinary shares sold in IPO, net of offering costs	—	654.3
Proceeds from termination of derivatives	45.3	—
Cash provided by (used in) financing activities	33.8	(3.9)
Exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	(3.9)
Decrease in cash, cash equivalents and restricted cash	8.6	(80.5)
Cash, cash equivalents and restricted cash at beginning of period(a)	208.2	201.7
Cash, cash equivalents and restricted cash at end of period(b)	$216.8	$121.2

Supplemental Cash Flow Information:
Interest payments	$25.3	$49.0
Income tax payments	$9.8	$8.4
Non-cash conversion of preferred equity certificates to equity	$—	$620.9
Beneficial interest obtained in exchange for factored receivables	$—	$6.9

Restricted cash (which includes compensating balance deposits) is recorded in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.

(a) Restricted cash was $0.6 million and $14.0 million as of December 31, 2021 and December 31, 2020, respectively.

(b) Restricted cash was $0.6 million and $8.2 million as of March 31, 2022 and March 31, 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Description of Business

Diversey Holdings, Ltd. (hereafter the "Company", “we”, “us”, and “our”) is a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We were formed as an exempted company incorporated under the laws of the Cayman Islands with limited liability on November 3, 2020 for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 8,700 employees as of March 31, 2022.

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K. Certain amounts within Transaction and integration costs (formerly described as "Transition and transformation costs") in the prior year's Condensed Consolidated Statement of Operations have been reclassified into Restructuring and exit costs to conform to the current year presentation, with no impact on net loss or accumulated deficit.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods. These estimates include, among other items, purchase price accounting, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of the fair value of financial instruments, useful lives and recoverability of tangible and intangible assets and impairment of goodwill, assumptions used in our defined benefit pension plans and other post-employment benefit plans, fair value measurement of assets, rebate costs, costs for incentive compensation, the valuation allowance on deferred tax assets and accruals for commitments and contingencies. Management reviews these estimates and assumptions periodically and reflects the effects of any revisions in the Condensed Consolidated Financial Statements in the period management determines any revisions to be necessary. Actual results could differ materially from these estimates.

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

NOTE 3 - REVENUE RECOGNITION

Description of Revenue Generating Activities

We provide high-performance cleaning, infection prevention and hygiene products for the food safety and service, food and beverage plant operations, healthcare, floor care, housekeeping and room care, laundry and hand care markets. In addition, we offer a wide range of value-added solutions, including food safety and application training and consulting, as well as auditing of hygiene and water management. Many of our products are sold through distributors who then sell the product to end users.

We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration. Our variable considerations include, but

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
are not limited to, rebates, prebates, discounts, and returns. The amount of variable consideration is estimated at contract inception by using the most likely amount method pending on the nature of the variable consideration. Such variable consideration is re-evaluated each reporting period, and accruals are booked based on the re-evaluated estimates and variable consideration recognized to date.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 24.9% and 24.5% of gross sales for the three months ended March 31, 2022 and March 31, 2021, respectively.

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Europe	$291.6	$232.9
North America	169.3	219.2
Asia Pacific	83.8	79.1
Middle East and Africa	61.5	52.8
Latin America	48.8	42.1
Revenue from contracts with customers	655.0	626.1
Other revenue (Leasing: Sales-type and Operating)	5.0	5.4
Total revenue	$660.0	$631.5

Assets Recognized For the Costs to Obtain a Contract

In certain instances, we incur incremental direct costs of a transaction, such as prebates, equipment provided free on loan, or other related expenses in the contract negotiation phase. Because these costs are likely incurred to transition to a new relationship or part of a negotiated renewal of a long-term relationship, these costs are considered costs to obtain a contract and are deferred and amortized over the period in which revenue is recognized, provided that unamortized deferred costs are considered recoverable. These amounts are recorded within Other non-current assets on our Condensed Consolidated Balance Sheets.

NOTE 4 - ACQUISITIONS

We make business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Condensed Consolidated Balance Sheet at fair value as of their acquisition date. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2022 were not significant to our condensed consolidated financial statements; therefore, pro forma financial information is not presented. No acquisitions occurred during the first quarter of 2021. Costs incurred related to acquisitions are included as part of Transaction and integration costs in the Condensed Consolidated Statements of Operations.

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England. Certain valuation estimates and net asset adjustments are not yet finalized and are subject to change, but are expected to be finalized in the second quarter of 2022.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the first quarter of 2022, we recorded purchase accounting adjustments associated with our 2021 acquisition of Birko Corporation. As a result, the acquisition related net assets increased by $1.6 million, goodwill decreased by $1.7 million, and we paid $0.1 million in additional consideration related a net working capital adjustment.

The following table summarizes the fair values of the net assets acquired during 2022:

(in millions)	Three Months Ended March 31, 2022
Cash and cash equivalents	$10.7
Trade receivables	7.1
Inventories	3.9
Prepaid expenses and other current assets	1.8
Property, plant and equipment	6.3
Intangible assets	19.7
Accounts payable	(4.1)
Other current liabilities	(5.0)
Other non-current liabilities	(0.1)
Deferred taxes	(5.6)
Net assets acquired before goodwill on acquisition	34.7
Goodwill on acquisition	17.4
Net cash paid for acquisitions	$52.1

NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$82.4	$74.2
Work in process	3.5	2.8
Finished goods	292.3	260.6
	$378.2	$337.6

Factoring of trade receivables

On October 25, 2021, we terminated our Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey companies located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”).

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We sold $142.6 million of receivables to Factofrance and received cash from Factofrance of $158.3 million during the three months ended March 31, 2021. We collected from our customers and remitted to Factofrance $184.1 million during the three months ended March 31, 2021.

Securitization of trade receivables

We sell certain North American and European customer receivables to PNC Bank ("PNC") without recourse on a revolving basis. This arrangement provided for maximum funding of up to $100.0 million for receivables sold. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly owned subsidiary of the Company, which holds additional receivables in the amount of $95.3 million as of March 31, 2022 that are pledged as collateral under this agreement.

Fees associated with the arrangement were $0.5 million for each of the three months ended March 31, 2022 and March 31, 2021.

We transferred and derecognized $272.8 million of receivables and collected $253.3 million in connection with our arrangement with PNC during the three months ended March 31, 2022.

We transferred and derecognized $149.5 million of receivables and collected $152.9 million in connection with our arrangement with PNC during the three months ended March 31, 2021.

Credit losses

Our allowance for expected credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses. We continue to monitor the impact that COVID-19 may have on outstanding receivables.

The following represents the activity in our allowance for credit losses for trade and lease receivables:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Balance, beginning of period	$44.2	$35.1
Provision for bad debts	1.9	2.0
Write-offs	(3.6)	(1.1)
Balance, end of period	$42.5	$36.0

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	March 31, 2022	December 31, 2021
Prepaid expenses	$40.5	$36.1
Income tax receivables	24.9	20.2
Derivatives	17.6	11.3
Other current assets	2.0	1.8
	$85.0	$69.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other non-current assets

The components of other non-current assets were as follows:

(in millions)	March 31, 2022	December 31, 2021
Dosing and dispensing equipment	$141.3	$142.0
Operating lease right-of-use assets, net	92.2	94.6
Deferred taxes	50.2	51.8
Derivatives	39.7	25.9
Tax indemnification asset	17.9	17.8
Lease receivables	16.3	18.0
Customer prebates	15.1	16.6
Finance lease right-of-use assets, net	3.9	4.3
Other non-current assets	13.1	11.3
	$389.7	$382.3

Depreciation expense for our dosing and dispensing equipment was $17.3 million and $17.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Other Current and Non-current Liabilities

The components of other current liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Accrued customer volume rebates	$136.4	$138.1
Accrued salaries, wages and related costs	97.9	86.2
Value added, general and sales tax payable	32.3	25.3
Operating lease liability	20.7	21.4
Accrued interest payable	12.4	11.0
Derivatives	8.8	8.2
Income taxes payable	7.1	8.4
Accrued share-based compensation	5.8	5.4
Contingent consideration	4.6	4.4
Other accrued liabilities	70.8	76.1
	$396.8	$384.5

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other non-current liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Tax receivable agreement	$224.9	$238.1
Defined benefit pension plan liability	119.0	127.3
Operating lease liability	75.9	72.5
Uncertain tax positions	45.0	44.5
Derivatives	11.2	4.9
Asset retirement obligations	6.4	6.4
Accrued share-based compensation	3.6	6.0
Other post-employment benefit plan liability	2.1	2.1
Other non-current liabilities	18.3	18.2
	$506.4	$520.0

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest income	$(0.7)	$(0.9)
Unrealized foreign exchange (gain) loss	(1.1)	5.9
Realized foreign exchange (gain) loss	1.2	(0.3)
Non-cash pension and other post-employment benefit plan	(3.6)	(3.8)
Adjustment for tax indemnification asset	(0.1)	—
Factoring and securitization fees	0.9	1.0
Tax receivable agreement adjustments	(6.4)	—
Other, net	0.9	(1.8)
	$(8.9)	$0.1

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	March 31, 2022	December 31, 2021
Land and improvements	$42.2	$41.3
Buildings	58.2	55.4
Machinery and equipment	106.6	95.4
Other property and equipment	52.3	51.6
Construction-in-progress	55.6	49.4
Property and equipment, gross	314.9	293.1
Less: Accumulated depreciation	(96.5)	(82.4)
Property and equipment, net	$218.4	$210.7

Depreciation expense was $5.8 million and $5.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2021	$330.4	$141.1	$471.5
Acquisitions	17.4	—	17.4
Acquisition adjustments(1)	—	(1.7)	(1.7)
Foreign currency translation	(3.5)	(1.1)	(4.6)
Balance at March 31, 2022	$344.3	$138.3	$482.6

(1) Represents measurement period adjustments related to the acquisition of Birko Corporation.

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at March 31, 2022:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$926.5	$(189.8)	$—	$736.7
Brand name	597.3	(136.0)	—	461.3
Capitalized software	85.6	(72.6)	—	13.0
Intellectual property	44.7	(7.8)	—	36.9
Trademarks	27.0	(7.1)	—	19.9
Non-compete agreements	8.8	(8.2)	—	0.6
Favorable leases	4.4	(3.3)	—	1.1
Total intangible assets with definite lives	1,694.3	(424.8)	—	1,269.5
Trade name with indefinite life	836.5	—	—	836.5
Total identifiable intangible assets	$2,530.8	$(424.8)	$—	$2,106.0

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2021:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$920.6	$(181.0)	$—	$739.6
Brand name	610.4	(131.4)	—	479.0
Capitalized software	84.2	(70.1)	—	14.1
Intellectual property	44.5	(6.7)	—	37.8
Trademarks	27.7	(7.5)	—	20.2
Non-compete agreements	8.8	(8.2)	—	0.6
Favorable leases	4.4	(3.1)	—	1.3
Total intangible assets with definite lives	1,700.6	(408.0)	—	1,292.6
Trade name with indefinite life	854.7	—	—	854.7
Total identifiable intangible assets	$2,555.3	$(408.0)	$—	$2,147.3

Amortization expense for acquired intangibles was $24.2 million and $24.3 million for three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE 8 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,496.3	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	3.5	10.7
Finance lease obligations	4.0	4.4
Financing obligations	23.2	23.1
Unamortized deferred financing costs	(34.0)	(35.3)
Unamortized original issue discount	(8.0)	(8.3)
Total debt	1,985.0	1,994.6
Less: Current portion of long-term debt	(10.9)	(10.9)
Short-term borrowings	(3.5)	(10.7)
Long-term debt	$1,970.6	$1,973.0

Senior Secured Credit Facilities

On September 29, 2021, the Company entered into an amendment to its Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility", and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026.

The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 3.00%, or (ii) ABR (as defined in the

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
New Senior Secured Credit Facilities) plus 2.00%; provided that, such percentages per annum shall permanently step-down to 2.75% and 1.75%, respectively, if on the later of (x) the date of delivery of a compliance certificate to the administrative agent for the fiscal quarter ending December 31, 2021 and (y) the first date of delivery of a compliance certificate to the administrative agent, in either case, demonstrating that the Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) as of the last day of a fiscal quarter is less than or equal to 4.50 to 1.00. As of December 31, 2021, our Total Net Leverage Ratio was less than 4.50 to 1.00, and the interest rate step-downs noted above were effective during the fiscal quarter ending March 31, 2022. As of March 31, 2022, the interest rate for the 2021 U.S. Dollar Term Loan is 3.25%.

As of March 31, 2022, the Company had no borrowings outstanding under the Revolving Credit Facility and $7.7 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.3 million.

As of December 31, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility and $7.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.1 million.

The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of March 31, 2022, we were in full compliance with the provisions contained within the covenants.

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

Short-term Borrowings

Our short-term borrowings comprise primarily of bank overdrafts within our notional cash pooling system.

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
(Unaudited)
NOTE 9 - DERIVATIVES AND HEDGING ACTIVITIES

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

(in millions)	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$—	$0.6
Interest rate caps	17.9	2.9
Cross currency swaps	28.9	32.6
Total derivative assets	$46.8	$36.1

Derivative liabilities
Foreign currency forward contracts	$(0.5)	$—
Interest rate caps	—	(0.7)
Total derivative liabilities	$(0.5)	$(0.7)

Derivatives not designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$2.2	$1.1
Interest rate swaps	8.3	—
Total derivative assets	$10.5	$1.1

Derivative liabilities
Foreign currency forward contracts	$(1.8)	$(1.1)
Interest rate swaps	(17.7)	(11.3)
Total derivative liabilities	$(19.5)	$(12.4)

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our derivatives consist of the following:

(in millions)	Notional Amount	Original Maturity in Months
Floating to fixed interest rate swap(1) (2)	$720.0	60
Fixed to floating interest rate swap(1) (2)	$720.0	36
U.S. dollar to Euro currency swap	$500.0	60
U.S. dollar floating to Euro fixed interest rate swap	$500.0	54
U.S. dollar interest rate cap	$650.0	36
U.S. dollar currency forward contracts	$287.2	1-12

(1) The notional amount is reduced to $315.0 million in July 2023.
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
On March 31, 2022, we terminated our existing U.S. dollar floating to Euro fixed interest rate swap, receiving net proceeds of $45.3 million, and simultaneously entered into a new at-market U.S. dollar floating to Euro fixed interest rate swap with the same maturity date as the terminated swap. We have elected to classify the cash flows from the settlement to be consistent with the hedged debt instrument. As a result of this contract termination, the net unrealized after-tax derivative gain included in AOCI of $16.8 million at the date of contract termination will be amortized against Interest expense on the Condensed Consolidated Statement of Operations over the remaining life of the derivative contract.
We record gains and losses on these derivative instruments that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
Net unrealized after-tax gain related to these contracts that were included in other comprehensive income was $38.9 million and $11.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $5.3 million of net unrealized after-tax derivative gain included in accumulated other comprehensive income ("AOCI") will be reclassified into Other (income) expense, net, on the Condensed Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI at the date of de-designation is being amortized into Interest expense on the Condensed Consolidated Statement of Operations over the remaining life of the derivative contract, and the unamortized loss in AOCI is $9.6 million as of March 31, 2022. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Effect of all Derivative Instruments on Income

The following table details the (income) expense related to our derivative instruments on our Condensed Consolidated Statements of Operations, for which the amounts are included in Other (income) expense:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Foreign currency forward contracts	$(1.1)	$—
Interest rate swaps	(0.2)	2.2
Interest rate caps	(0.1)	—
Cross currency swaps	(32.3)	—
Total	$(33.7)	$2.2

NOTE 10 - FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL INSTRUMENTS
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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$3.0	$3.0	$—	$—
Restricted cash and compensating balance deposits	$0.6	$0.6	$—	$—
Cross currency swap, net asset	$28.9	$—	$28.9	$—
Interest rate caps, net asset	$17.9	$—	$17.9	$—
Foreign currency forward contracts, net liability	$(0.1)	$—	$(0.1)	$—
Interest rate swaps, net liability	$(9.4)	$—	$(9.4)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$111.6	$111.6	$—	$—
Restricted cash and compensating balance deposits	$0.6	$0.6	$—	$—
Cross currency swap, net asset	$32.6	$—	$32.6	$—
Interest rate caps, net asset	$2.2	$—	$2.2	$—
Foreign currency forward contracts, net asset	$0.6	$—	$0.6	$—
Interest rate swaps, net liability	$(11.3)	$—	$(11.3)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)
Cash Equivalents

Our cash equivalents consist of bank time deposits (Level 1) and money market funds (Level 1). Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in fair value due to changes in interest rates.

Derivative Financial Instruments

Our derivatives are recorded at fair value on our Condensed Consolidated Balance Sheets, which incorporates observable market inputs. These market inputs include foreign currency spot and forward rates and LIBOR. These inputs are obtained from pricing data quoted by various banks, third party sources and foreign currency dealers involving identical or comparable instruments (Level 2).

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements for which a fair value measurement was required. We recorded $4.6 million in contingent consideration liability as of both March 31, 2022 and December 31, 2021 for various acquisitions that occurred prior to 2017.

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
Other liabilities that are recorded at carrying value on our Condensed Consolidated Balance Sheets include our debt. We utilize a market approach to calculate the fair value of our 2021 Senior Notes. Due to the limited investor base and the face value of our 2021 Senior Notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields, to calculate the yield to maturity and the price on some of our 2021 Senior Notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,461.0	$1,381.9	$1,463.4	$1,464.9
2021 Senior Notes (2)	493.3	498.5	493.0	497.5
Revolving Credit Facility	—	—	—	—
	$1,954.3	$1,880.4	$1,956.4	$1,962.4

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 11 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net period benefit income;

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Line Item on Condensed Consolidated Statements of Operations
Components of net periodic benefit income:
Service cost	$1.3	$1.7	Selling, general and administrative expenses
Interest cost	0.9	0.7	Other income
Expected return on plan assets	(4.5)	(4.5)	Other income
Total benefit income	$(2.3)	$(2.1)
Our net periodic benefit costs for our other post-employment benefit plans was not material for the three months ended March 31, 2022 and March 31, 2021.

NOTE 12 - INCOME TAXES

We account for income taxes in interim periods in accordance with ASC 740, which generally requires income tax expense or benefit to be calculated using an estimated annual effective tax rate applied to the year-to-date ordinary income or loss. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

For the three months ended March 31, 2022, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.

Effective Income Tax Rate and Income Tax Provision

For the three months ended March 31, 2022, the difference in the statutory income tax benefit of $(7.1) million and the recorded income tax provision of $1.9 million was primarily attributable to an increase in the valuation

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
allowance of $7.6 million related to limitations on the deductibility of interest expense, and $2.3 million of income tax expense related to non-deductible shared-based compensation.

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

Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. The Company's liability under the TRA on an undiscounted basis was $226.2 million and $238.1 million as of March 31, 2022 and December 31, 2021, respectively, of which $1.3 million and zero is presented within Other current liabilities, and $224.9 million and $238.1 million is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet, as of March 31, 2022 and December 31, 2021, respectively.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company and its subsidiaries generate each year, the tax rate then applicable and the use of net operating losses. The payment obligations under the TRA are the Company’s obligations and are not obligations of Constellation. Payments are generally due within a specified period of time following the filing of the Company’s annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 3.00% (subject to a 50 basis point LIBOR floor and subject to change if LIBOR is no longer a widely recognized benchmark rate).

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"), which was $7.5 million annually plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the three months ended March 31, 2022 and March 31, 2021, we recorded zero and $19.4 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the three months ended March 31, 2022, we did not pay Bain Capital any consulting fees. For the three months ended March 31, 2021, we paid Bain Capital $2.4 million of consulting fees.

There were no fees due to Bain Capital at March 31, 2022 or December 31, 2021.

We may conduct business with other Bain Capital affiliates from time to time in the normal course of business. Although we may have common owners with these affiliates depending upon the Bain Capital fund ownership

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
structure, we believe the terms were comparable to terms available or amounts that would be paid or received, as applicable, in an arm’s-length transaction with a party unrelated to us.

NOTE 15 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cost of sales	$(0.4)	$4.7
Selling, general and administrative expenses	15.5	58.8
Total	$15.1	$63.5

Share-based compensation expense by type of award is as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Management equity incentive plan(1)	$—	$37.5
Restricted shares(1)	11.4	—
Restricted share units	2.7	—
Performance share units	0.9	—
Share options	0.2	—
Cash-settled long-term incentive plan	0.5	26.0
Cash-settled restricted share units	(0.6)	—
	$15.1	$63.5

(1) During 2018, Constellation S.à r.l, a subsidiary of the Company, adopted a management equity incentive plan ("MEIP"), consisting of Class B through Class F shares ("MEIP Shares") granted to certain domestic and foreign employees. Prior to the IPO, the value of the MEIP Shares was classified as a liability, and was remeasured at each reporting period. Upon closing of the IPO and following the Reorganization Transactions, the MEIP Shares were converted into (i) vested ordinary shares which correspond to the value of MEIP Shares that were vested as of the consummation of the IPO and (ii) restricted ordinary shares which correspond to the value of MEIP Shares that were unvested as of the consummation of the IPO. The restricted ordinary shares will vest on the same terms and conditions as applied to the MEIP Shares to which they relate, and are not subject to performance conditions.

The table below summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the three months ended March 31, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted share units	921,125	$10.35
Performance share units	871,289	$10.70
Share options	473,528	$10.73
	2,265,942

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 - RESTRUCTURING AND EXIT ACTIVITIES

In 2021, we began a strategic initiative to consolidate certain production and office facilities within Europe and North America, which also includes opening a new manufacturing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $42.0 million of total expenses related to this project, and charged $16.0 million and $8.3 million to Restructuring and exit costs over the life of the project and during the three months ended March 31, 2022, respectively. Our remaining costs for this project are approximately $26.0 million at March 31, 2022.

We also exited certain businesses in 2021 that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers.

The following table details our restructuring and exit costs as reflected in the Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Provision for lease receivables	$(1.5)	$—
Facilities	8.3	—
Employee termination benefits	1.8	0.5
Other	1.2	2.1
Total	$9.8	$2.6

The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Provision for Lease Receivables	Facilities	Employee Termination Benefits and Other	Total
Balance as of December 31, 2021	$15.7	$0.6	$16.7	$33.0
Accrual and accrual adjustments	(1.5)	8.3	3.0	9.8
Cash payments during period	—	(8.9)	(4.3)	(13.2)
Balance as of March 31, 2022	$14.2	$—	$15.4	$29.6

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Condensed Consolidated Balance Sheet at March 31, 2022. We anticipate paying the employee termination benefits of $15.4 million in the restructuring accrual within the next twelve months.

Restructuring and exit costs by segment were as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Institutional	$9.6	$—
Food & Beverage	0.4	0.8
Corporate	(0.2)	1.8
Total	$9.8	$2.6

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2021	$(6.6)	$(2.7)	$(147.7)	$(157.0)
Other comprehensive income before reclassifications	(0.5)	3.5	(3.9)	(0.9)
Amounts reclassified from AOCI to net income	—	14.3	—	14.3
Net change	(0.5)	17.8	(3.9)	13.4
Balance March 31, 2022	$(7.1)	$15.1	$(151.6)	$(143.6)

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(16.0)	$(154.1)	$(212.7)
Other comprehensive loss before reclassifications	—	6.2	32.6	38.8
Amounts reclassified from AOCI to net income	—	(2.2)	—	(2.2)
Net change	—	4.0	32.6	36.6
Balance March 31, 2021	$(42.6)	$(12.0)	$(121.5)	$(176.1)

NOTE 18 - SEGMENTS

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
used by our chief operating decision maker to evaluate performance of our reportable segments is Adjusted EBITDA. Certain amounts within segment Adjusted EBITDA for prior periods have been reclassified to conform with the current presentation, with no impact on consolidated Adjusted EBITDA.

As described in Note 1 - The Company and Basis of Presentation, our net sales are comprised of commercial cleaning, sanitation and hygiene products and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care.

Net sales for each of the Company’s reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Institutional	$472.2	$467.9
Food & Beverage	187.8	163.6
Total	$660.0	$631.5

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Institutional	$53.0	$71.1
Food & Beverage	22.1	31.9
Total	$75.1	$103.0

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated loss before income tax provision (benefit):

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Adjusted EBITDA for reportable segments	$75.1	$103.0
Corporate costs	(14.8)	(10.3)
Interest expense	(30.3)	(43.7)
Interest income	0.7	0.9
Amortization expense of intangible assets	(24.2)	(24.3)
Depreciation expense included in cost of sales	(20.6)	(20.8)
Depreciation expense included in selling, general and administrative expenses	(2.6)	(2.0)
Transaction and integration costs(1)	(4.5)	(13.3)
Restructuring and exit costs(2)	(9.8)	(2.6)
Foreign currency gain related to Argentina subsidiaries(3)	0.3	2.0
Adjustment for tax indemnification asset(4)	0.1	—
Acquisition accounting adjustments(5)	(1.3)	—
Bain Capital management fee(6)	—	(19.4)
Non-cash pension and other post-employment benefit plan(7)	3.6	3.8
Unrealized foreign currency exchange gain (loss)(8)	1.1	(5.9)
Factoring and securitization fees(9)	(0.9)	(1.0)
Share-based compensation(10)	(15.1)	(63.5)
Tax receivable agreement adjustments(11)	6.4	—
Other items	(0.4)	(1.0)
Loss before income tax provision (benefit)	$(37.2)	$(98.1)

(1) These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company.

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

(5) In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

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

(9) Represents the fees to complete the sale of the receivables without recourse under our accounts receivable factoring and securitization agreements.

(10) Represents compensation expense associated with our share-based equity and liability awards.

(11) Represents the adjustment to our tax receivable agreement liability due to changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement.

Geographic Regions

Net sales(1) by geographic region are as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Europe	$292.6	$234.0
North America(2)	171.2	220.9
Asia Pacific	85.9	81.6
Middle East & Africa	61.5	52.9
Latin America	48.8	42.1
Total	$660.0	$631.5
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for three months ended March 31, 2022 or 2021.
(2) Net sales to external customers within the U.S. were $125.7 million and $147.7 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

(in millions, except per share amounts)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shareholders	$(39.1)	$(39.1)	$(95.7)	$(95.7)

Weighted average shares outstanding(1)	319.6	319.6	247.3	247.3
Dilutive securities(2)	—	—	—	—
Denominator for earnings per share - weighted average shares	319.6	319.6	247.3	247.3

Loss per share	$(0.12)	$(0.12)	$(0.39)	$(0.39)

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For the three months ended March 31, 2022 and 2021, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The MD&A should be read together with our Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and the related Notes thereto, which are prepared in accordance with U.S. GAAP, and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Statements for the year ended December 31, 2021 and the related Notes thereto, which are included in the Company’s Annual Report on Form 10-K. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

Diversey Holdings, Ltd. (hereafter the "Company", “we,” “us,” and “our”), is a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We were formed as an exempted company incorporated under the laws of the Cayman Islands with limited liability on November 3, 2020 for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries.

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

Bain Capital beneficially owned approximately 72.9% our outstanding ordinary shares as of March 31, 2022. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

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

Recent Trends and Events

Russia-Ukraine War. The geopolitical situation in Eastern Europe intensified on February 24, 2022, with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional economic sanctions are imposed on Russia by numerous countries throughout the world. In addition to the human toll and impact of the war locally in Russia, Ukraine, or neighboring countries that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.

The Russia-Ukraine war has exacerbated the current inflationary environment both in Russia, as a result of economic sanctions that devalue its currency, and in other countries as their businesses and currencies react to the war’s implications worldwide. It is possible that foreign currency restrictions or the development of multiple exchange rates could arise in certain countries. In addition, if there are inflationary pressures in Russia and the neighboring countries, we may be required to assess whether the economies of those countries have become highly inflationary, in which the U.S. dollar would replace the Russian ruble as the functional currency for our subsidiaries in Russia.

Our business in Russia generates an insignificant percentage of our overall net sales.

Impact of COVID-19. In 2020, governmental agencies around the world, including federal, state and local governments in the United States, implemented varying degrees of restrictions on social and commercial activities to promote social distancing in an effort to slow the spread of COVID-19. These measures, as well as future measures, have had and will continue to create a significant adverse impact upon many sectors of the global economy. Additionally, the spread of COVID-19 continues in many parts of the world, including the United States and Europe.

We continue to monitor the impact that COVID-19 has on all aspects of our business and geographies, including the impact on our employees, customers, suppliers, business partners and distribution channels. We continually assess the evolving situation and implement business continuity plans across all operations.

Markets We Serve. The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. In the first quarter of 2021, strong demand for our infection prevention products and services offset volume related declines in sales to restaurants, hotels and entertainment facilities. In the remainder of 2021 and into 2022, we saw restrictions and lock-downs start to ease in some markets, resulting in stronger than anticipated sales in those markets, except for infection prevention products. Conversely, as expected, demand for infection prevention products and services slowed to levels below the peak demand from 2020, but continuing above pre-COVID-19 levels.

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

In addition, as economies around the world have now reopened, increases in demand have created significant disruptions to the global supply chain, which have affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have materially mitigated to date the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict.

Capital Investments. To support the expansion of our North American Institutional business, our new manufacturing and warehouse facility site located in northern Kentucky is expected to begin warehouse operations in the second quarter of 2022 and will begin manufacturing operations in the third quarter of 2022. This facility will help us better serve our institutional customers, strengthen our business and market position, and better manage our inventory and supply chain.

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England. This acquisition increases our capabilities in providing an enhanced value proposition to our customers, delivering access to mechanical ware washing, laundry machine leasing and washroom solutions which complement the market leading products that Diversey provides for these areas.

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

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. In the first quarter of 2022, we continued to experience unprecedented inflation, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.
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

Impact of Inflation and Currency Fluctuations. We have significant international operations with 81.0% of our net sales for the three months ended March 31, 2022, being generated from sales to customers located outside of the United States. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

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

Turkey. Turkey has been designated a highly inflationary economy under U.S. GAAP effective April 1, 2022, and the U.S. dollar will replace the Turkish lira as the functional currency for our subsidiaries in Turkey in future periods.

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended March 31, 2022	$ Change	% Change	Three Months Ended March 31, 2021
Net sales	$660.0	$28.5	4.5%	$631.5
Cost of sales	423.9	38.8	10.1%	385.1
Gross profit	236.1	(10.3)	(4.2)%	246.4
Selling, general and administrative expenses	213.7	(29.4)	(12.1)%	243.1
Transaction and integration costs	4.5	(8.8)	(66.2)%	13.3
Management fee	—	(19.4)	(100.0)%	19.4
Amortization of intangible assets	24.2	(0.1)	(0.4)%	24.3
Restructuring and exit costs	9.8	7.2	276.9%	2.6
Operating loss	(16.1)	40.2	71.4%	(56.3)
Interest expense	30.3	(13.4)	(30.7)%	43.7
Foreign currency gain related to Argentina subsidiaries	(0.3)	1.7	(85.0)%	(2.0)
Other (income) expense, net	(8.9)	(9.0)	NM	0.1
Loss before income tax provision (benefit)	(37.2)	60.9	62.1%	(98.1)
Income tax provision (benefit)	1.9	4.3	NM	(2.4)
Net loss	$(39.1)	$56.6	59.1%	$(95.7)

Basic and diluted loss per share	$(0.12)			$(0.39)
Basic and diluted weighted average shares outstanding	319.6			247.3
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

The following table represents net sales by segment:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Institutional	$472.2	$467.9
Food & Beverage	187.8	163.6
Total	$660.0	$631.5

(in millions, except percentages)	Institutional		Food & Beverage		Total
2021 Net Sales	$467.9	74.1%	$163.6	25.9%	$631.5
Organic change (non-GAAP)	21.6	4.6%	22.9	14.0%	44.5	7.0%
Acquisition	9.1	1.9%	13.4	8.2%	22.5	3.6%
Constant dollar change (non-GAAP)	30.7	6.6%	36.3	22.2%	67.0	10.6%
Foreign currency translation	(26.4)	(5.6)%	(12.1)	(7.4)%	(38.5)	(6.1)%
Total change	4.3	0.9%	24.2	14.8%	28.5	4.5%
2022 Net Sales	$472.2	71.5%	$187.8	28.5%	$660.0

Institutional. Net sales increased $4.3 million, or 0.9%, in 2022 compared with 2021. Foreign currency translation had a negative effect of $26.4 million. On a constant dollar basis, net sales increased $30.7 million, or 6.6%, as compared with 2021, with our acquisitions contributing $9.1 million of growth. Organic sales increased by 4.6%, primarily due to new customer wins, continued expansion with our existing customers, and price increases to cover inflation. These increases were partially offset by a decrease in sales of Infection Prevention products, which have returned to a more normalized level, after demand increased significantly in 2020 and in the first quarter of 2021.

Food & Beverage. Net sales increased $24.2 million, or 14.8%, in 2022 as compared with 2021. Foreign currency translation had a negative effect of $12.1 million. On a constant dollar basis, net sales increased $36.3 million, or 22.2%, with our acquisitions contributing $13.4 million of growth. Organic sales increased 14.0%, primarily due to new customer wins, price increases, and the continued rollout of water treatment solutions.

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

Our gross profit was $236.1 million in 2022 and $246.4 million in 2021, and our gross margin was 35.8% in 2022 and 39.0% in 2021. Gross profit for 2022 was unfavorably impacted by $15.4 million of foreign currency translation. Excluding this impact and $1.3 million of acquisition accounting adjustments, gross profit increased by $6.0 million during 2022, and was positively impacted by higher sales volumes and price increases as described above, which were offset by additional freight costs, increased inflation, and higher labor and manufacturing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses are comprised primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $213.7 million in 2022 compared to $243.1 million in 2021. The decrease of $29.4 million was due in part to a $43.3 million decrease in share-based compensation and $9.6 million of favorable foreign currency translation. These decreases were partially offset by increases in employee compensation and benefit costs due to inflationary labor increases.

Transaction and integration costs. Transaction and integration costs were $4.5 million in 2022 and $13.3 million in 2021. These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company. Costs incurred in connection with becoming a publicly traded company were $0.8 million in 2022 and $7.9 million in 2021.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during 2021. We paid Bain Capital a total of $19.4 million in management fees during 2021.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $24.2 million and $24.3 million during 2022 and 2021, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $9.8 million and $2.6 million during 2022 and 2021, respectively. These charges represent facilities consolidations and employee termination costs related to our initiatives to align our labor resources to our anticipated business needs.

Non-operating results. Our non-operating results were as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest expense	$30.3	$43.7
Foreign currency gain related to Argentina subsidiaries	(0.3)	(2.0)
Other (income) expense, net	(8.9)	0.1
	$21.1	$41.8

Interest Expense. We incurred interest expense during 2022 of $18.6 million, $5.8 million and $4.1 million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other debt, respectively.

We incurred interest expense during 2021 of $18.3 million, $7.6 million and $2.9 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt, respectively.

Amortization of deferred financing costs and original issue discount totaling $1.8 million and $14.9 million during 2022 and 2021, respectively, are included in the interest expense line item disclosed above. Amortization expense in 2021 included $11.9 million of accelerated interest amortization related to certain debt facilities that were fully repaid or paid down significantly in March 2021 using proceeds from the IPO.

Foreign currency gain related to Argentina subsidiaries. On July 1, 2018, the economy of Argentina was designated as a highly inflationary economy under U.S. GAAP. Therefore, the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All Argentine peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency gain related to our Argentinian subsidiaries.

Other (income) expense, net. Our other (income) expense, net was as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Interest income	$(0.7)	$(0.9)
Unrealized foreign exchange (gain) loss	(1.1)	5.9
Realized foreign exchange (gain) loss	1.2	(0.3)
Non-cash pension and other post-employment benefit plan	(3.6)	(3.8)
Adjustment for tax indemnification asset	(0.1)	—
Factoring and securitization fees	0.9	1.0
Tax receivable agreement adjustments	(6.4)	—
Other, net	0.9	(1.8)
Total other (income) expense, net	$(8.9)	$0.1

The change in the interest income was primarily due to the fluctuation of our cash balances.

Unrealized foreign exchange gains and losses were primarily due to the change in the value of the Euro versus the U.S. dollar, which impacts our U.S. dollar denominated debt held at our Euro functional entity. These were partially offset by an inverse impact on our tax receivable agreement.

The realized foreign exchange gains and losses were primarily due to internal cash-pooling activity.

In accordance with the provisions contained in Accounting Standards Update 2017-07, Compensation – Retirement Benefits, we record net pension income when the expected return on plan assets exceeds the interest costs associated with these plans.

The adjustment of our tax indemnification asset was due to the lapse of statute of limitations for unrecognized tax benefits.

The tax receivable agreement adjustments were due to changes in tax laws and changes in the valuation allowance against the deferred tax assets; therefore there was a net reduction of the tax benefits under the tax receivable agreement.

Income tax provision. For 2022, the difference in the statutory income tax benefit of $(7.1) million and the recorded income tax provision of $1.9 million was primarily attributable to an increase in the valuation allowance of $7.6 million related to limitations on the deductibility of interest expense, and $2.3 million of income tax expense related to non-deductible shared-based compensation.

For 2021, the difference in the statutory income tax benefit of $(18.6) million and the recorded income tax benefit of $(2.4) million was primarily attributable to $7.2 million of income tax expense related to non-deductible share-based compensation, $3.3 million of income tax expense related to the termination of our management agreement with Bain Capital, an increase in the valuation allowance of $2.9 million related to limitations on the deductibility of interest expense, and the impact of other non-deductible expenses related to the IPO.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Institutional	$53.0	$71.1
Food & Beverage	22.1	31.9
Total Segment Adjusted EBITDA	75.1	103.0
Corporate costs	(14.8)	(10.3)
Consolidated Adjusted EBITDA	$60.3	$92.7

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
2021 Adjusted EBITDA	$71.1	76.7%	$31.9	34.4%	$(10.3)	(11.1)%	$92.7
Adj EBITDA margin	15.2%		19.5%				14.7%
Organic change (non-GAAP)	(13.6)	(19.1)%	(7.8)	(24.5)%	(4.6)	(44.7)%	(26.0)	(28.0)%
Acquisition	0.7	1.0%	(0.1)	(0.3)%	—	—%	0.6	0.6%
Constant dollar change (non-GAAP)	(12.9)	(18.1)%	(7.9)	(24.8)%	(4.6)	(44.7)%	(25.4)	(27.4)%
Foreign currency translation	(5.2)	(7.3)%	(1.9)	(6.0)%	0.1	1.0%	(7.0)	(7.6)%
Total change	(18.1)	(25.5)%	(9.8)	(30.7)%	(4.5)	(43.7)%	(32.4)	(35.0)%
2022 Adjusted EBITDA	$53.0	87.9%	$22.1	36.7%	$(14.8)	(24.5)%	$60.3
Adj EBITDA margin	11.2%		11.8%				9.1%

Institutional. Adjusted EBITDA decreased $18.1 million, or 25.5%, in 2022 as compared to 2021. Foreign currency translation had a negative effect of $5.2 million. On a constant dollar basis, Adjusted EBITDA in 2022 decreased $12.9 million, or 18.1%, as compared with 2021. Adjusted EBITDA margin decreased from 15.2% in 2021 to 11.2% in 2022, which reflected a decline in profit margin due to decrease in sales of Infection Prevention products, higher freight costs, inflation, higher manufacturing costs and higher labor costs, which were partially offset by price increases.

Food & Beverage. Adjusted EBITDA decreased $9.8 million, or 30.7%, in 2022 as compared to 2021. Foreign currency translation had a negative effect of $1.9 million. On a constant dollar basis, Adjusted EBITDA in 2022 decreased $7.9 million, or 24.8%, when compared to 2021. Adjusted EBITDA margin decreased from 19.5% in 2021 to 11.8% in 2022, which reflected a decline in gross profit margin due to high cost inflation, particularly in Europe due to the Russia-Ukraine war, which were partially offset by price increases.

Corporate Costs. Corporate costs increased from $10.3 million in 2021 to $14.8 million in 2022. The increase was primarily driven by increases in realized foreign exchange losses and other (income) expense, net.

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
Our Non-GAAP financial measures may also be considered in calculations of our performance measures set by our Board of Directors for purposes of determining incentive compensation. The Non-GAAP financial metrics exclude items that we consider to be certain specified items (“Special Items”), such as restructuring charges, transaction and integration costs, certain transaction and other charges related to acquisitions and divestitures, gains and losses related to acquisitions and divestitures, and certain other items. We evaluate unusual or Special Items on an individual basis. Our evaluation of whether to exclude an unusual or Special Item for purposes of determining our Non-GAAP financial measures considers both the quantitative and qualitative aspects of the item, including among other things (i) its nature, (ii) whether it relates to our ongoing business operations, and (iii) whether we expect it to occur as part of our normal ongoing business on a regular basis.
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

We believe that, in addition to our results determined in accordance with U.S. GAAP, Adjusted Net Income and Adjusted EPS are useful in evaluating our business, results of operations and financial condition. We believe that Adjusted Net Income and Adjusted EPS may be helpful to investors because they provide consistency and comparability with past financial performance and facilitate period to period comparisons of our operations and financial results, as they eliminate the effects of certain variables from period to period for reasons that we do not believe reflect our underlying operating performance or are unusual or infrequent in nature. However, Adjusted Net Income and Adjusted EPS are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute or alternative for financial information presented in accordance with U.S. GAAP.

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

The following table reconciles loss before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Loss before income tax provision (benefit)	$(37.2)	$(98.1)
Interest expense	30.3	43.7
Interest income	(0.7)	(0.9)
Amortization expense of intangible assets	24.2	24.3
Depreciation expense included in cost of sales	20.6	20.8
Depreciation expense included in selling, general and administrative expenses	2.6	2.0
EBITDA	39.8	(8.2)
Transaction and integration costs(1)	4.5	13.3
Restructuring and exit costs(2)	9.8	2.6
Foreign currency gain related to Argentina subsidiaries(3)	(0.3)	(2.0)
Adjustment for tax indemnification asset(4)	(0.1)	—
Acquisition accounting adjustments(5)	1.3	—
Bain Capital management fee(6)	—	19.4
Non-cash pension and other post-employment benefit plan(7)	(3.6)	(3.8)
Unrealized foreign currency exchange loss (gain)(8)	(1.1)	5.9
Factoring and securitization fees(9)	0.9	1.0
Share-based compensation(10)	15.1	63.5
Tax receivable agreement adjustments(11)	(6.4)	—
Other items	0.4	1.0
Consolidated Adjusted EBITDA	$60.3	$92.7

The following table reconciles net loss to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(15)	Net Income (Loss)	Basic and diluted EPS(15)
Reported (GAAP)	$(39.1)	$(0.12)	$(95.7)	$(0.39)
Amortization expense of intangible assets acquired	24.2	0.08	24.3	0.10
Transaction and integration costs(1)	4.5	0.01	13.3	0.05
Restructuring and exit costs(2)	9.8	0.03	2.6	0.01
Foreign currency gain related to Argentina subsidiaries(3)	(0.3)	—	(2.0)	(0.01)
Adjustment for tax indemnification asset(4)	(0.1)	—	—	—
Acquisition accounting adjustments(5)	1.3	—	—	—
Bain Capital management fee(6)	—	—	19.4	0.08
Non-cash pension and other post-employment benefit plan(7)	(3.6)	(0.01)	(3.8)	(0.02)
Unrealized foreign currency exchange (gain) loss(8)	(1.1)	—	5.9	0.02
Share-based compensation(10)	15.1	0.05	63.5	0.26
Tax receivable agreement adjustments(11)	(6.4)	(0.02)	—	—
Accelerated expense of deferred financing and original issue discount costs(12)	—	—	11.9	0.05
Other items	0.4	—	1.0	—
Tax effects related to non-GAAP adjustments(13)	(10.5)	(0.04)	(15.7)	(0.05)
Discrete tax adjustments(14)	9.5	0.03	1.5	0.01
Adjusted (Non-GAAP)	$3.7	$0.01	$26.2	$0.11

(1) These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company.

(2) Includes costs related to restructuring programs and business exit activities. Refer to Note 16 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

(5) In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

(6) Represents fees paid to Bain Capital pursuant a management agreement whereby we have received general business consulting services; financial, managerial and operational advice; advisory and consulting services with respect to selection of advisors; advice in different fields; and financial and strategic planning and analysis. The management agreement was terminated in March 2021 pursuant to its terms upon the consummation of the IPO, and we recorded a termination fee of $17.5 million during the three months ended March 31, 2022.

(7) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(8) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(9) Represents the fees to complete the sale of the receivables without recourse under our accounts receivable factoring and securitization agreements. Refer to Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(10) Represents compensation expense associated with our share-based equity and liability awards. See Note 15 — Share-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(11) Represents the adjustment to our tax receivable agreement liability due to changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement.

(12) Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as certain debt facilities were fully repaid or paid down significantly in March 2021 using proceeds from the IPO.

(13) The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(14) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(15) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity, in addition to cash from operating activities, has been through our Revolving Credit Facility. As of March 31, 2022, we had cash and cash equivalents of $216.2 million and unused borrowing capacity of $442.3 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.

Material Cash Requirements. In 2021, we began a strategic initiative to consolidate certain production and office facilities within Europe and North America, which also includes opening a new manufacturing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to spend an estimated $90.0 million in total cash for the initiative in 2021 through 2023, which consists of $55.0 million of capitalized expenditures and $35.0 million of expenses. Of these amounts, we paid $8.3 million for expenses during the three months ended March 31, 2022. Our remaining cash requirements for 2022 and 2023 are estimated at $29.0 million for capital expenditures and $24.0 million for expenses. We believe that cash flow from operations and available cash on hand will meet our need to fund this initiative.
Historical Cash Flows. Note that the table and discussion that follows include restricted cash as part of net cash in accordance with the provisions of ASU 2016-18, Statement of Cash Flows. We include restricted cash from our factoring arrangements and compensating balance deposits as part of our cash and cash equivalents and restricted cash for purposes of preparing our Condensed Consolidated Statements of Cash Flows.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change
Net cash provided by (used in) operating activities	$45.9	$(78.7)	$124.6
Net cash provided by (used in) investing activities	$(68.7)	$6.0	$(74.7)
Net cash provided by (used in) financing activities	$33.8	$(3.9)	$37.7

Operating activities

Cash flows from operating activities increased $124.6 million during 2022 as compared to 2021, which was primarily attributable to an increase in net income and favorable fluctuations in working capital items totaling $107.5 million. The changes in working capital reflect favorable fluctuations in other assets and liabilities of $53.4 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), trade receivables of $31.0 million and accounts payable of $21.8 million.

Investing activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and our factoring program for receivables, as well as capital investments in the business.

In 2022, we purchased Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England, and our total cash paid for all acquisitions was $41.4 million.

Our investments in dosing and dispensing equipment and capital expenditures totaled $27.3 million and $18.4 million during 2022 and 2021, respectively, due to new customer wins.

Cash received from beneficial interests on sold receivables was $24.4 million during 2021, as we terminated our factoring program in the fourth quarter of 2021.

Financing activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO and borrowings and repayment of debt.

In 2022, we terminated our existing U.S. dollar floating to Euro fixed interest rate swap, receiving net proceeds of $45.3 million, and simultaneously entered into a new at-market U.S. dollar floating to Euro fixed interest rate swap with the same maturity date as the terminated swap. Additionally, we paid $11.5 million on short-term and long-term borrowings.

In 2021, we received net proceeds from our IPO of $654.3 million, which was used to pay down long-term borrowings of $656.0 million.

Debt Capitalization. We had $216.2 million and $207.6 million of cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. The following table details our debt outstanding:

(in millions)	March 31, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,496.3	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	3.5	10.7
Finance lease obligations	4.0	4.4
Financing obligations	23.2	23.1
Unamortized deferred financing costs	(34.0)	(35.3)
Unamortized original issue discount	(8.0)	(8.3)
Total debt	1,985.0	1,994.6
Less: Current portion of long-term debt	(10.9)	(10.9)
Short-term borrowings	(3.5)	(10.7)
Long-term debt	$1,970.6	$1,973.0

On September 29, 2021, the Company entered into an amendment to its Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility", and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. As of March 31, 2022, the interest rate for the 2021 U.S. Dollar Term Loan is 3.25%. As of March 31, 2022, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

On September 29, 2021, the Company completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. The Company used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of the 2017 Senior Notes, pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At March 31, 2022, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes (collectively, the "Refinancing Transactions"), we also entered into a series of derivative agreements to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of the Company’s floating-rate and U.S. dollar denominated debt. The Refinancing Transactions extended the maturities of the debt and decreased the interest rates, and combined with the new derivatives, will reduce our future interest expense. Assuming that interest rates on the floating-rate debt remain constant, we anticipate annual interest expense savings to be in excess of $11.0 million, which could increase to $14.0 million, as we further reduced the interest rate for the 2021 U.S. Dollar Term Loan during the three months ended March 31, 2022, by achieving a Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) of less than or equal to 4.50 to 1.00.

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

Refer to the section entitled “Critical Accounting Policies” within the “Management’s Discussion and Analysis of Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our critical accounting policies. There have been no material changes in our critical accounting policies from those discussed in the Annual Report on Form 10-K.

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
• new and stricter regulations may affect our business and consolidated condition and results of operations; and
• the other risks described under “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC.

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our annual interest expense by approximately $0.5 million per year prior to our debt refinancing in 2021, and approximately $2.5 million per year after considering our debt refinancing.

Foreign exchange rates risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency, the U.S. dollar. The primary purpose of our currency hedging activities is to manage the potential changes in value associated with the amounts receivable or payable on transactions that are denominated in foreign currencies in order to minimize the impact of changes in foreign currencies. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our combined financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may do so in the future. A substantial portion of our revenue and costs are denominated in, or effectively fluctuate with, U.S. dollars, and we also have significant revenue and costs in Euros, Canadian dollars, British pounds, and other currencies.

Approximately 81.0% of our net sales for the three months ended March 31, 2022 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. In the first quarter of 2022, we continued to experience unprecedented inflation, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors

Other than the addition of the risk factors below, there have been no material changes to the risk factors included in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Russia’s invasion of Ukraine has significantly impacted geopolitical stability, increased economic uncertainty and disrupted capital markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions as a consequence of Russia's invasion of Ukraine on February 24, 2022. Although the length and impact of the war in Ukraine is highly unpredictable, the war in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the war in Ukraine has led to sanctions and other penalties being levied by the United States, European Union, United Kingdom and other countries against Russia. The U.S. government and other governments in jurisdictions in which we operate have also threatened additional sanctions and controls against Russia. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, consolidated financial condition and results of operations.

Although our business has not been materially impacted by the war in Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of materials, labor and other costs required to manage and grow our business. In the current inflationary environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, consolidated financial condition and results of operations could be materially and adversely affected.

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

Date:    May 10, 2022

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer