Form 10-Q
period 2022-09-30
Diversey Holdings, Ltd.
filed 2022-11-03
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

As of October 31, 2022, there were 324,315,963 shares of the registrant's ordinary shares outstanding.

DIVERSEY HOLDINGS, LTD.
FORM 10-Q
For the Nine Months Ended September 30, 2022

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$249.1	$207.6
Trade receivables, net of allowance for doubtful accounts of $22.0 and $23.5	416.4	414.3
Other receivables	68.2	59.3
Inventories	368.7	337.6
Prepaid expenses and other current assets	121.7	69.4
Total current assets	1,224.1	1,088.2
Property and equipment, net	226.6	210.7
Goodwill	441.4	471.5
Intangible assets, net	1,869.7	2,147.3
Other non-current assets	381.2	382.3
Total assets	$4,143.0	$4,300.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$6.6	$10.7
Current portion of long-term debt	11.5	10.9
Accounts payable	479.2	434.3
Accrued restructuring costs	14.0	16.7
Other current liabilities	393.9	384.5
Total current liabilities	905.2	857.1
Long-term debt, less current portion	1,969.9	1,973.0
Deferred taxes	151.0	164.3
Other non-current liabilities	450.8	520.0
Total liabilities	3,476.9	3,514.4
Commitments and contingencies
Stockholders' equity:
Ordinary shares, $0.01 par value per share, 1,000,000,000 shares authorized, 324,315,963 and 324,369,517 shares outstanding in 2022 and 2021	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 shares authorized, 0 shares outstanding in 2022 and 2021	—	—
Additional paid-in capital	1,708.1	1,662.7
Accumulated deficit	(829.9)	(720.1)
Accumulated other comprehensive loss	(212.1)	(157.0)
Total stockholders' equity	666.1	785.6
Total liabilities and stockholders' equity	$4,143.0	$4,300.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share amounts)	2022	2021	2022	2021
Net sales	$689.0	$664.9	$2,064.3	$1,946.5
Cost of sales	447.3	405.2	1,349.5	1,174.8
Gross profit	241.7	259.7	714.8	771.7
Selling, general and administrative expenses	191.3	193.2	614.7	642.5
Transaction and integration costs	12.5	4.4	26.1	24.6
Management fee	—	—	—	19.4
Amortization of intangible assets	21.5	24.2	68.5	72.6
Restructuring and exit costs	39.4	21.6	67.6	29.6
Operating income (loss)	(23.0)	16.3	(62.1)	(17.0)
Interest expense	25.7	25.8	83.0	97.4
Foreign currency gain related to hyperinflationary subsidiaries	(2.0)	(2.9)	(3.6)	(2.7)
Loss on extinguishment of debt	—	15.6	—	15.6
Other (income) expense, net	(11.3)	0.7	(35.2)	4.8
Loss before income tax provision	(35.4)	(22.9)	(106.3)	(132.1)
Income tax provision	1.1	19.2	3.5	7.0
Net loss	$(36.5)	$(42.1)	$(109.8)	$(139.1)

Basic and diluted loss per share	$(0.11)	$(0.14)	$(0.34)	$(0.49)
Basic and diluted weighted average shares outstanding	320.2	301.6	319.9	283.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36.5)	$(42.1)	$(109.8)	$(139.1)
Other comprehensive income (loss):
Pension plans and post-employment benefits, net of taxes	(0.2)	—	(1.0)	—
Hedging activities, net of taxes of $(6.8), $0.0, $(18.0) and $(1.0)	21.7	(4.1)	53.9	1.0
Foreign currency translation adjustments	(62.7)	(23.0)	(108.0)	31.3
Other comprehensive income (loss)	(41.2)	(27.1)	(55.1)	32.3
Comprehensive loss	$(77.7)	$(69.2)	$(164.9)	$(106.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended September 30, 2022
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2022	$—	$—	$1,694.6	$(793.4)	$(170.9)	$730.3
Share-based compensation	—	—	13.5	—	—	13.5
Pension and post-employment benefits	—	—	—	—	(0.2)	(0.2)
Cash flow hedging activities, net of tax	—	—	—	—	21.7	21.7
Foreign currency translation adjustments	—	—	—	—	(62.7)	(62.7)
Net loss	—	—	—	(36.5)	—	(36.5)
Balance as of September 30, 2022	$—	$—	$1,708.1	$(829.9)	$(212.1)	$666.1

Balance as of December 31, 2021	$—	$—	$1,662.7	$(720.1)	$(157.0)	$785.6
Share-based compensation	—	—	45.4	—	—	45.4
Pension and post-employment benefits	—	—	—	—	(1.0)	(1.0)
Cash flow hedging activities, net of tax	—	—	—	—	53.9	53.9
Foreign currency translation adjustments	—	—	—	—	(108.0)	(108.0)
Net loss	—	—	—	(109.8)	—	(109.8)
Balance as of September 30, 2022	$—	$—	$1,708.1	$(829.9)	$(212.1)	$666.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended September 30, 2021
(Unaudited)

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2021	$—	$—	$1,419.8	$(642.3)	$(153.3)	$624.2
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	—	—	—	—
Share-based compensation	—	—	13.9	—	—	13.9
Cash flow hedging activities, net of tax	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustments	—	—	—	—	(23.0)	(23.0)
Net loss	—			(42.1)		(42.1)
Balance as of September 30, 2021	$—	$—	$1,433.7	$(684.4)	$(180.4)	$568.9

Balance as of December 31, 2020	$2.2	$—	$247.2	$(545.3)	$(212.7)	$(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	725.7	—	—	725.7
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Conversion of share-based awards	—	—	68.1	—	—	68.1
Share-based compensation	—	—	67.1	—	—	67.1
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Cash flow hedging activities, net of tax	—	—	—	—	1.0	1.0
Foreign currency translation adjustments	—	—	—	—	31.3	31.3
Net loss	—	—	—	(139.1)	—	(139.1)
Balance as of September 30, 2021	$—	$—	$1,433.7	$(684.4)	$(180.4)	$568.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities:
Net loss	$(109.8)	$(139.1)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	138.2	141.6
Amortization of deferred financing costs and original issue discount	5.4	21.6
Loss on extinguishment of debt	—	15.6
(Gain) loss on derivatives	(0.6)	2.3
Deferred taxes	(17.6)	(15.6)
Unrealized foreign exchange (gain) loss	(8.9)	5.2
Share-based compensation	45.4	67.1
Impact of highly inflationary subsidiaries	(3.6)	(2.7)
Provision for (recovery of) bad debts	2.8	(1.9)
Provision for slow moving inventory	16.2	4.1
Non-cash pension benefit	(10.3)	(12.0)
Non-cash restructuring and exit costs	—	16.9
Non-cash tax receivable agreement adjustments	(16.7)	4.1
Changes in operating assets and liabilities:
Trade receivables, net	(58.3)	(96.8)
Inventories, net	(72.4)	(52.8)
Accounts payable	95.6	1.9
Income taxes, net	(11.0)	(5.8)
Other assets and liabilities, net	40.0	(64.6)
Cash provided by (used in) operating activities	34.4	(110.9)
Investing activities:
Business acquired in purchase transactions, net of cash acquired	(41.4)	(9.4)
Acquisition of intellectual property	—	(3.0)
Dosing and dispensing equipment	(57.7)	(47.8)
Capital expenditures	(36.2)	(22.2)
Collection of deferred factored receivables	—	40.1
Cash used in investing activities	(135.3)	(42.3)
Financing activities:
Contingent consideration payments	—	(0.3)
Proceeds from (payments on) short-term borrowings	(2.8)	16.7
Proceeds from revolving credit facility	50.0	109.0
Payments on revolving credit facility	(50.0)	(109.0)
Proceeds from long-term borrowings	—	2,000.0
Payments on long-term borrowings	(13.2)	(2,667.8)
Payment of deferred financing costs	—	(35.1)
Payment of bond redemption premium	—	(7.6)
Issuance of ordinary shares sold in IPO, net of offering costs	—	725.7
Proceeds from termination of derivatives	186.1	—
Cash provided by financing activities	170.1	31.6
Exchange rate changes on cash, cash equivalents and restricted cash	(27.7)	(4.0)
Increase (decrease) in cash, cash equivalents and restricted cash	41.5	(125.6)
Cash, cash equivalents and restricted cash at beginning of period(1)	208.2	201.7
Cash, cash equivalents and restricted cash at end of period(2)	$249.7	$76.1

Supplemental Cash Flow Information:
Interest payments	$57.8	$99.3
Income tax payments	$33.5	$27.0
Non-cash conversion of preferred equity certificates to equity	$—	$620.9
Beneficial interest obtained in exchange for factored receivables	$—	$25.6

Restricted cash (which includes compensating balance deposits) is recorded in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.

(1) Restricted cash was $0.6 million and $14.0 million as of December 31, 2021 and December 31, 2020, respectively.

(2) Restricted cash was $0.6 million and $7.3 million as of September 30, 2022 and September 30, 2021, respectively.

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

Initial Public Offering and Additional Share Offering in 2021

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

Reorganization Transactions

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

Tax Receivable Agreement

As part of the Reorganization Transactions, the Company entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires the Company to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by the Company when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, the Company on or prior to the date of the IPO, and any tax deductions available to the Company that relate to the transaction expenses incurred by the Company as a result of the consummation of the IPO. The Company expects to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, the Company will retain the benefit of the remaining 15% of the applicable tax savings. The Company's liability under the TRA on an undiscounted basis was $193.7 million and $238.1 million as of September 30, 2022 and December 31, 2021, respectively, of which $1.3 million and zero is presented within Other current liabilities, and $192.4 million and $238.1 million is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet, as of September 30, 2022 and December 31, 2021, respectively.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 9,000 employees as of September 30, 2022.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K. Certain amounts within Transaction and integration costs (formerly described as "Transition and transformation costs") in the prior year's Condensed Consolidated Statement of Operations have been reclassified into Restructuring and exit costs and Cost of sales to conform to the current year presentation, with no impact on net loss or accumulated deficit.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance is expected to improve the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. ASU No. 2022-04 is effective for the Company as of January 1, 2023 on a retrospective basis including interim periods within those fiscal years, except for the requirement to disclose rollforward information which is effective for the Company as of January 1, 2024. Early adoption is permitted. The Company had no supplier finance programs during the nine months ended September 30, 2022. The Company is currently reviewing the provisions of this new pronouncement and does not expect this guidance to have a material impact on the condensed consolidated financial statements.

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

We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration. Our variable considerations include, but are not limited to, rebates, prebates, discounts, and returns. The amount of variable consideration is estimated at contract inception by using the most likely amount method depending on the nature of the variable consideration. Such variable consideration is re-evaluated each reporting period, and accruals are booked based on the re-evaluated estimates and variable consideration recognized to date.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 27.0% and 26.4% of gross sales for the three months ended September 30, 2022 and September 30, 2021, respectively, and 25.9% and 24.9% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Europe	$315.2	$313.0	$929.6	$838.9
North America	152.0	158.0	496.2	549.8
Asia Pacific	87.1	81.2	254.9	239.4
Middle East and Africa	72.4	63.0	204.7	170.9
Latin America	55.9	45.5	161.0	133.6
Revenue from contracts with customers	682.6	660.7	2,046.4	1,932.6
Other revenue (Leasing: Sales-type and Operating)	6.4	4.2	17.9	13.9
Total revenue	$689.0	$664.9	$2,064.3	$1,946.5

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

NOTE 4 - ACQUISITIONS

We make business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Condensed Consolidated Balance Sheet at fair value as of their acquisition date. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2022 and 2021 were not significant to our condensed consolidated financial statements; therefore, pro forma financial information is not presented. Costs incurred related to acquisitions are included as part of Transaction and integration costs in the Condensed Consolidated Statements of Operations.

2022 Activity

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services in the United Kingdom. In the second quarter of 2022, we recorded purchase accounting adjustments associated with this acquisition, which both decreased acquisition related net assets and increased goodwill by $3.1 million.

In the first quarter of 2022, we recorded purchase accounting adjustments associated with our fourth quarter 2021 acquisition of Birko Corporation. As a result, the acquisition related net assets increased by $1.6 million, goodwill decreased by $1.7 million, and we paid $0.1 million in additional consideration related to a net working capital adjustment.

2021 Activity

On September 20, 2021 we acquired certain assets of Tasman Chemicals Pty. Limited, an Australian manufacturer of professional hygiene and cleaning solutions, and the results of operations for this business are reported within both the Institutional and Food & Beverage business segment.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair values of the net assets acquired during 2022 and 2021:

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash and cash equivalents	$10.7	$—
Trade receivables	7.1	1.8
Inventories	3.9	2.2
Prepaid expenses and other current assets	1.8	—
Property, plant and equipment	6.3	0.1
Intangible assets	15.6	4.0
Accounts payable	(4.1)	(1.7)
Other current liabilities	(5.0)	(0.1)
Other non-current liabilities	(0.1)	—
Deferred taxes	(4.6)	(1.2)
Net assets acquired before goodwill on acquisition	31.6	5.1
Goodwill on acquisition	20.5	4.3
Net cash paid for acquisitions	$52.1	$9.4

NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$75.3	$74.2
Work in process	3.8	2.8
Finished goods	289.6	260.6
	$368.7	$337.6

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

We sold $483.1 million of receivables to Factofrance and received cash from Factofrance of $475.4 million during the nine months ended September 30, 2021. We collected from our customers and remitted to Factofrance $486.6 million during the nine months ended September 30, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Securitization of trade receivables

We sell certain North American and European customer receivables to PNC Bank ("PNC") without recourse on a revolving basis. This arrangement provided for maximum funding of up to $150.0 million for receivables sold, which increased from $100.0 million during the second quarter of 2022. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly owned subsidiary of the Company, which holds additional receivables in the amount of $137.6 million as of September 30, 2022 that are pledged as collateral under this agreement.

Fees associated with the arrangement were $3.5 million and $1.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

We transferred and derecognized $946.9 million of receivables and collected $885.0 million in connection with our arrangement with PNC during the nine months ended September 30, 2022.

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

The following represents the activity in our allowance for credit losses for trade and lease receivables:

	Nine Months Ended September 30,
(in millions)	2022	2021
Balance, beginning of period	$44.2	$35.1
Provision for bad debts	2.8	(1.9)
Provision for lease receivables associated with exit activities	—	16.5
Write-offs	(10.7)	(2.6)
Balance, end of period	$36.3	$47.1

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	September 30, 2022	December 31, 2021
Derivatives	$60.2	$11.3
Prepaid expenses	32.1	36.1
Income tax receivables	28.0	20.2
Other current assets	1.4	1.8
	$121.7	$69.4

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other non-current assets

The components of other non-current assets were as follows:

(in millions)	September 30, 2022	December 31, 2021
Dosing and dispensing equipment	$135.4	$142.0
Operating lease right-of-use assets, net	82.4	94.6
Derivatives	58.4	25.9
Deferred taxes	44.4	51.8
Tax indemnification asset	17.1	17.8
Lease receivables	13.2	18.0
Finance lease right-of-use assets, net	9.5	4.3
Customer prebates	8.9	16.6
Other non-current assets	11.9	11.3
	$381.2	$382.3

Depreciation expense for our dosing and dispensing equipment was $17.0 million and $17.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense for our dosing and dispensing equipment was $51.3 million and $52.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Other Current and Non-current Liabilities

The components of other current liabilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Accrued customer volume rebates	$141.9	$138.1
Accrued salaries, wages and related costs	85.9	88.7
Accrued interest payable	26.9	11.0
Value added, general and sales tax payable	25.7	25.3
Operating lease liability	16.7	21.4
Derivatives	16.3	8.2
Income taxes payable	4.2	8.4
Accrued share-based compensation	4.1	5.4
Contingent consideration	4.6	4.4
Other accrued liabilities	67.6	73.6
	$393.9	$384.5

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other non-current liabilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Tax receivable agreement	$192.4	$238.1
Defined benefit pension plan liability	99.6	129.6
Operating lease liability	78.2	72.5
Uncertain tax positions	44.7	44.5
Derivatives	10.8	4.9
Asset retirement obligations	5.7	6.4
Accrued share-based compensation	4.9	6.0
Other post-employment benefit plan liability	2.1	2.1
Other non-current liabilities	12.4	15.9
	$450.8	$520.0

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$(1.4)	$(0.8)	$(2.8)	$(2.9)
Unrealized foreign exchange (gain) loss	(3.6)	(2.4)	(8.9)	5.2
Realized foreign exchange (gain) loss	(1.8)	5.5	(2.1)	6.1
Non-cash pension and other post-employment benefit plan	(3.3)	(4.3)	(10.3)	(12.0)
Adjustment for tax indemnification asset	0.3	0.1	0.7	1.4
Factoring and securitization fees	1.7	1.4	3.9	3.6
Tax receivable agreement adjustments	(3.7)	—	(16.7)	4.1
Other, net	0.5	1.2	1.0	(0.7)
	$(11.3)	$0.7	$(35.2)	$4.8

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	September 30, 2022	December 31, 2021
Land and improvements	$38.1	$41.3
Buildings	52.3	55.4
Machinery and equipment	96.6	95.4
Other property and equipment	48.7	51.6
Construction-in-progress	80.6	49.4
Property and equipment, gross	316.3	293.1
Less: Accumulated depreciation	(89.7)	(82.4)
Property and equipment, net	$226.6	$210.7

Depreciation expense was $5.8 million and $6.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense was $18.4 million and $16.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2021	$330.4	$141.1	$471.5
Acquisitions	20.5	—	20.5
Acquisition adjustments(1)	—	(1.7)	(1.7)
Foreign currency translation	(34.3)	(14.6)	(48.9)
Balance at September 30, 2022	$316.6	$124.8	$441.4

(1) Represents measurement period adjustments related to the acquisition of Birko Corporation.

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at September 30, 2022:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$828.8	$(189.8)	$—	$639.0
Brand name	543.1	(137.3)	—	405.8
Capitalized software	86.6	(75.8)	—	10.8
Intellectual property	44.6	(9.8)	—	34.8
Trademarks	22.1	(6.5)	—	15.6
Non-compete agreements	7.4	(6.9)	—	0.5
Favorable leases	3.9	(3.2)	—	0.7
Total intangible assets with definite lives	1,536.5	(429.3)	—	1,107.2
Trade name with indefinite life	762.5	—	—	762.5
Total identifiable intangible assets	$2,299.0	$(429.3)	$—	$1,869.7

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

Amortization expense for acquired intangibles was $21.5 million and $24.2 million for three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense for acquired intangibles was $68.5 million and $72.6 million for nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE 8 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	September 30, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,488.7	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	6.6	10.7
Finance lease obligations	9.6	4.4
Financing obligations	21.9	23.1
Unamortized deferred financing costs	(31.4)	(35.3)
Unamortized original issue discount	(7.4)	(8.3)
Total debt	1,988.0	1,994.6
Less: Current portion of long-term debt	(11.5)	(10.9)
Short-term borrowings	(6.6)	(10.7)
Long-term debt	$1,969.9	$1,973.0

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 3.00%, or (ii) ABR (as defined in the New Senior Secured Credit Facilities) plus 2.00%; provided that, such percentages per annum shall permanently step-down to 2.75% and 1.75%, respectively, if on the later of (x) the date of delivery of a compliance certificate to the administrative agent for the fiscal quarter ending December 31, 2021 and (y) the first date of delivery of a compliance certificate to the administrative agent, in either case, demonstrating that the Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) as of the last day of a fiscal quarter is less than or equal to 4.50 to 1.00. As of December 31, 2021, our Total Net Leverage Ratio was less than 4.50 to 1.00, and the interest rate step-downs noted above were effective during the first quarter of 2022. As of September 30, 2022, the interest rate for the 2021 U.S. Dollar Term Loan is 5.56%.

As of September 30, 2022, the Company had no borrowings outstanding under the Revolving Credit Facility and $7.1 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.9 million.

As of December 31, 2021, the Company had no borrowings outstanding under the Revolving Credit Facility and $7.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.1 million.

The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (i) limitations on our ability to pay dividends, (ii) limitations on asset sales, and (iii) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of September 30, 2022, we were in full compliance with the provisions contained within the covenants.

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

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost, in addition to the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million, were charged to Loss on Extinguishment of Debt during the nine months ended September 30, 2021.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Positions Summary
The following table details the fair value of our derivative instruments, which are included as a part of our Other non-current assets, Other current liabilities and Other non-current liabilities in our Condensed Consolidated Balance Sheets.

(in millions)	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$2.6	$0.6
Interest rate caps	35.2	2.9
Cross currency swaps	52.9	32.6
Total derivative assets	$90.7	$36.1

Derivative liabilities
Interest rate caps	$—	$(0.7)
Cross currency swaps	—	—
Total derivative liabilities	$—	$(0.7)

Derivatives not designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$9.9	$1.1
Interest rate swaps	18.0	—
Total derivative assets	$27.9	$1.1

Derivative liabilities
Foreign currency forward contracts	$(3.1)	$(1.1)
Interest rate swaps	(24.0)	(11.3)
Total derivative liabilities	$(27.1)	$(12.4)

Our derivatives consist of the following:

Derivative Instrument	Hedged Item	Notional Amount (in millions)	Original Maturity in Months
U.S. dollar floating to Euro fixed interest rate swap	2021 U.S. Dollar Term Loan	$500.0	49
U.S. dollar interest rate caps	2021 U.S. Dollar Term Loan	$650.0	36
U.S. dollar to Euro currency swaps	2021 Senior Notes	$500.0	49
U.S. dollar currency forward contracts	Working Capital	$340.0	1-12
Floating to fixed interest rate swap(1) (2)	Not Applicable	$720.0	60
Fixed to floating interest rate swap(1) (2)	Not Applicable	$720.0	36

(1) The notional amount is reduced to $315.0 million in October 2022.
(2) In connection with our debt refinancing in 2021, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In 2022 we terminated several existing U.S. dollar floating to Euro fixed interest rate swaps and U.S. dollar to Euro currency swaps, receiving net proceeds of $186.1 million, and simultaneously entered into new at-market swaps with the same notional amounts and maturity dates as the terminated swaps. We elected to classify the cash flows from the settlements within financing activities on the Condensed Consolidated Statement of Cash Flows to be consistent with the cash flows presentation of the hedged debt instruments.
As a result of these contract terminations, the net unrealized after-tax derivative gains included in accumulated other comprehensive income ("AOCI") at the dates of termination are being amortized against Interest expense, and the net unrealized after-tax derivative losses included in AOCI at the dates of termination are being amortized as Other (income) expense, net, on the Condensed Consolidated Statement of Operations over the remaining lives of the derivative contracts. As of September 30, 2022, the unamortized gains in AOCI are $26.6 million and the unamortized losses in AOCI are $7.6 million.
We record gains and losses on these derivative instruments that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
Net unrealized after-tax gain (loss) related to these contracts that were included in other comprehensive income was $130.6 million and $(14.8) million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $41.6 million of net unrealized after-tax derivative gain included in AOCI will be reclassified into Other (income) expense, net or Interest expense on the Condensed Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI at the date of de-designation is being amortized as Interest expense on the Condensed Consolidated Statement of Operations over the remaining life of the derivative contract, and the unamortized loss in AOCI is $6.2 million as of September 30, 2022. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effect of all Derivative Instruments on Income

The following table details the (income) expense related to our derivative instruments, which are included in Other (income) expense on our Condensed Consolidated Statements of Operations. These amounts reduce the transactional impact of foreign exchange, which is primarily the revaluation of our U.S. dollar denominated debt held at a Euro functional entity, and the net impact is the Unrealized foreign exchange (gain) loss in Note 5 - Financial Statement Details.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Foreign currency forward contracts	$(4.9)	$—	$(8.2)	$—
Interest rate swaps	0.4	2.3	(0.1)	6.8
Interest rate caps	0.1	—	(0.1)	—
Cross currency swaps	(116.7)	—	(187.5)	—
Total	$(121.1)	$2.3	$(195.9)	$6.8

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	September 30, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$140.8	$140.8	$—	$—
Restricted cash and compensating balance deposits	$0.6	$0.6	$—	$—
Cross currency swap, net asset	$52.9	$—	$52.9	$—
Interest rate caps, net asset	$35.2	$—	$35.2	$—
Foreign currency forward contracts, net asset	$9.4	$—	$9.4	$—
Interest rate swaps, net liability	$(6.0)	$—	$(6.0)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$111.6	$111.6	$—	$—
Restricted cash and compensating balance deposits	$0.6	$0.6	$—	$—
Cross currency swap, net asset	$32.6	$—	$32.6	$—
Interest rate caps, net asset	$2.2	$—	$2.2	$—
Foreign currency forward contracts, net asset	$0.6	$—	$0.6	$—
Interest rate swaps, net liability	$(11.3)	$—	$(11.3)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)
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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Condensed Consolidated Financial Statements for which a fair value measurement was required. We recorded $4.6 million in contingent consideration liability as of both September 30, 2022 and December 31, 2021 for various acquisitions that occurred prior to 2017.

Other Financial Instruments

The following financial instruments are recorded at fair value or at amounts that approximate fair value: (i) trade receivables, net, (ii) certain other current assets, (iii) accounts payable and (iv) other current liabilities. The carrying amounts reported on our Condensed Consolidated Balance Sheets for the above financial instruments closely approximate their fair value due to the short-term nature of these assets and liabilities.
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

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,456.2	$1,132.9	$1,463.4	$1,464.9
2021 Senior Notes (2)	493.7	469.5	493.0	497.5
Revolving Credit Facility	—	—	—	—
	$1,949.9	$1,602.4	$1,956.4	$1,962.4

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

NOTE 11 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net period benefit income;

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item on Condensed Consolidated Statements of Operations
(in millions)	2022	2021	2022	2021
Components of net periodic benefit income:
Service cost	$1.4	$1.6	$4.2	$4.9	Selling, general and administrative expenses
Interest cost	0.8	0.2	2.7	1.6	Other income
Expected return on plan assets	(4.1)	(4.5)	(13.0)	(13.7)	Other income
Total benefit income	$(1.9)	$(2.7)	$(6.1)	$(7.2)
Our net periodic benefit costs for our other post-employment benefit plans was not material for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Ordinarily, our interim provision for income taxes is determined using an estimate of the annual effective tax rate. We record any changes affecting the estimated annual effective tax rate in the interim period in which the change occurs, including discrete tax items. For the first and second quarters of 2022, we concluded that the estimated annual effective tax rate method would not provide a reliable estimate of our overall annual effective tax rate and we computed our interim provision for income taxes for the first and second quarters of 2022 using the discrete effective tax rate method, as allowed by ASC 740-270-30-18, "Income Taxes--Interim Reporting." For the three months ended September 30, 2022, we determined that the estimated pre-tax book loss no longer had a significant distortive impact on our ability to estimate the estimated annual effective tax rate. Accordingly, we calculated our

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interim provision for income taxes for the nine months ended September 30, 2022 using an estimate of the annual effective tax rate.

Effective Income Tax Rate and Income Tax Provision

For the three months ended September 30, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense.

For the three months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, non-deductible shared-based compensation, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the nine months ended September 30, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense.

For the nine months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to non-deductible share-based compensation, an increase in the valuation allowance related to limitations on the deductibility of interest expense, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 14 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"), which was $7.5 million annually plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the nine months ended September 30, 2022 and September 30, 2021, we recorded zero and $19.4 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the nine months ended September 30, 2022, we did not pay Bain Capital any consulting fees. For the nine months ended September 30, 2021, we paid Bain Capital $2.5 million of consulting fees.

There were no fees due to Bain Capital at September 30, 2022 or December 31, 2021.

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

NOTE 15 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of sales	$—	$0.9	$(0.3)	$6.9
Selling, general and administrative expenses	13.9	15.1	47.0	92.4
Total	$13.9	$16.0	$46.7	$99.3

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share-based compensation expense by type of award is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Management equity incentive plan(1)	$—	$—	$—	$37.5
Restricted shares(1)	10.4	12.1	33.4	23.3
Restricted share units	2.1	1.8	8.7	6.3
Performance share units	0.7	—	2.5	—
Share options	0.2	—	0.7	—
Cash-settled long-term incentive plan	0.4	1.2	1.7	29.7
Cash-settled restricted share units	0.1	0.9	(0.3)	2.5
	$13.9	$16.0	$46.7	$99.3

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

The table below summarizes the number of shares granted and the weighted-average grant-date fair value per unit during the nine months ended September 30, 2022:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted share units	981,052	$10.30
Performance share units	911,075	$11.37
Share options	491,555	$10.71
	2,383,682

NOTE 16 - RESTRUCTURING AND EXIT ACTIVITIES

In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $97.0 million of total restructuring and exit costs related to this project, and charged $71.0 million over the life of the project and $63.2 million during the nine months ended September 30, 2022. Our remaining costs for this project are approximately $26.0 million at September 30, 2022.

Cost estimates for these projects have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily setting up additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We also exited certain businesses in 2021 that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers.

The following table details our restructuring and exit costs as reflected in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Provision for lease receivables	$(0.6)	$16.5	$(2.4)	$16.5
Facilities	37.8	7.6	63.2	7.6
Employee termination benefits	1.0	2.9	4.2	5.5
Other	1.2	(5.4)	2.6	—
Total	$39.4	$21.6	$67.6	$29.6

The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Provision for Lease Receivables	Facilities	Employee Termination Benefits and Other	Total
Balance as of December 31, 2021	$15.7	$0.6	$16.7	$33.0
Accrual and accrual adjustments	(2.4)	63.2	6.8	67.6
Cash payments during period	—	(63.8)	(9.5)	(73.3)
Balance as of September 30, 2022	$13.3	$—	$14.0	$27.3

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Condensed Consolidated Balance Sheet at September 30, 2022. We anticipate paying the employee termination benefits of $14.0 million in the restructuring accrual within the next twelve months.

Restructuring and exit costs by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional	$40.9	$21.3	$69.0	$28.0
Food & Beverage	—	0.3	0.4	1.2
Corporate	(1.5)	—	(1.8)	0.4
Total	$39.4	$21.6	$67.6	$29.6

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2021	$(6.6)	$(2.7)	$(147.7)	$(157.0)
Other comprehensive income (loss) before reclassifications	(1.0)	(46.7)	(108.0)	(155.7)
Amounts reclassified from AOCI to net income	—	100.6	—	100.6
Net change	(1.0)	53.9	(108.0)	(55.1)
Balance September 30, 2022	$(7.6)	$51.2	$(255.7)	$(212.1)

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(16.0)	$(154.1)	$(212.7)
Other comprehensive income (loss) before reclassifications	—	7.8	31.3	39.1
Amounts reclassified from AOCI to net income	—	(6.8)	—	(6.8)
Net change	—	1.0	31.3	32.3
Balance September 30, 2021	$(42.6)	$(15.0)	$(122.8)	$(180.4)

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

Net sales for each of the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional	$479.4	$487.2	$1,461.2	$1,431.5
Food & Beverage	209.6	177.7	603.1	515.0
Total	$689.0	$664.9	$2,064.3	$1,946.5

Adjusted EBITDA for each of the Company’s reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional	$68.8	$84.3	$196.3	$233.5
Food & Beverage	26.9	34.3	72.5	101.3
Total	$95.7	$118.6	$268.8	$334.8

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for the Company's reportable segments to consolidated loss before income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA for reportable segments	$95.7	$118.6	$268.8	$334.8
Corporate costs	(7.7)	(12.0)	(32.1)	(34.2)
Interest expense	(25.7)	(25.8)	(83.0)	(97.4)
Interest income	1.4	0.8	2.8	2.9
Amortization expense of intangible assets	(21.5)	(24.2)	(68.5)	(72.6)
Depreciation expense included in cost of sales	(20.6)	(20.4)	(62.1)	(62.0)
Depreciation expense included in selling, general and administrative expenses	(2.2)	(2.9)	(7.6)	(6.9)
Transaction and integration costs(1)	(12.5)	(4.4)	(26.1)	(24.6)
Restructuring and exit costs(2)	(39.4)	(21.6)	(67.6)	(29.6)
Foreign currency gain related to hyperinflationary subsidiaries(3)	2.0	2.9	3.6	2.7
Adjustment for tax indemnification asset(4)	(0.3)	(0.1)	(0.7)	(1.4)
Acquisition accounting adjustments(5)	—	—	(1.3)	—
Bain Capital management fee(6)	—	—	—	(19.4)
Non-cash pension and other post-employment benefit plan(7)	3.3	4.3	10.3	12.0
Unrealized foreign currency exchange gain (loss)(8)	3.6	2.4	8.9	(5.2)
Factoring and securitization fees(9)	(1.7)	(1.4)	(3.9)	(3.6)
Share-based compensation(10)	(13.9)	(16.0)	(46.7)	(99.3)
Tax receivable agreement adjustments(11)	3.7	—	16.7	(4.1)
Loss on extinguishment of debt(12)	—	(15.6)	—	(15.6)
Realized foreign currency exchange loss on debt refinancing(13)	—	(4.5)	—	(4.5)
COVID-19 inventory charges(14)	—	—	(17.4)	—
Other items	0.4	(3.0)	(0.4)	(4.1)
Loss before income tax provision	$(35.4)	$(22.9)	$(106.3)	$(132.1)

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

(13) During 2021, the Company incurred a realized foreign currency exchange loss related to the refinancing of the Senior Secured Credit Facilities.

(14) Represents a charge in the second quarter of 2022 for excess inventory and estimated disposal costs related to COVID-19.

Geographic Regions

Net sales(1) by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Europe	$316.4	$313.8	$933.1	$841.8
North America(2)	154.2	159.7	502.4	554.7
Asia Pacific	90.1	82.9	263.0	245.5
Middle East & Africa	72.4	63.0	204.7	170.9
Latin America	55.9	45.5	161.1	133.6
Total	$689.0	$664.9	$2,064.3	$1,946.5
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for the three and nine months ended September 30, 2022 or 2021.

(2) Net sales to external customers within the U.S. were $121.4 million and $120.5 million for the three months ended September 30, 2022 and 2021, respectively, and $389.1 million and $390.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per share amounts)	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net loss attributable to common shareholders	$(36.5)	$(36.5)	$(42.1)	$(42.1)	$(109.8)	$(109.8)	$(139.1)	$(139.1)

Weighted average shares outstanding(1)	320.2	320.2	301.6	301.6	319.9	319.9	283.4	283.4
Dilutive securities(2)	—	—	—	—	—	—	—	—
Denominator for earnings per share - weighted average shares	320.2	320.2	301.6	301.6	319.9	319.9	283.4	283.4

Loss per share	$(0.11)	$(0.11)	$(0.14)	$(0.14)	$(0.34)	$(0.34)	$(0.49)	$(0.49)

(1) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The MD&A should be read together with our Condensed Consolidated Financial Statements for the nine months ended September 30, 2022 and the related Notes thereto, which are prepared in accordance with U.S. GAAP, and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Statements for the year ended December 31, 2021 and the related Notes thereto, which are included in the Company’s Annual Report on Form 10-K. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Bain Capital beneficially owned approximately 72.9% our outstanding ordinary shares as of September 30, 2022. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

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

The disruption to global markets that has occurred has adversely impacted the demand for our goods and services particularly in the hotel, restaurant, office cleaning and travel industries. The outbreak and spread of COVID-19 has caused an economic slowdown. Currently, there is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown. Given the significant economic uncertainty and volatility created by the COVID-19 pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them. The prolonged permanence of COVID-19 has resulted in a significant downturn in the food service, hospitality, office cleaning, and travel industries and a significant drop in demand for some of our products and services, which could materially adversely affect our business.

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

In addition, as economies around the world have now reopened, increases in demand have created significant disruptions to the global supply chain, which have affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have materially mitigated to date the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict. Additionally, we are in the process of consolidating certain facilities within North America, which includes opening a new manufacturing and warehousing facility, which could present short-term operational challenges and supply chain disruptions.

Capital Investments. To support the expansion of our North American Institutional business, our new manufacturing and warehouse facility site located in northern Kentucky began warehouse operations in the second quarter of 2022 and manufacturing operations in the third quarter of 2022. This facility will help us better serve our institutional customers, strengthen our business and market position, and better manage our inventory and supply chain.

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

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We have experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.
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

International Operations. We have significant international operations with 81.2% of our net sales for the nine months ended September 30, 2022, being generated from sales to customers located outside of the United States. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

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

Argentina. Argentina has been designated a highly inflationary economy under U.S. GAAP effective July 1, 2018, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. For more information, see “Foreign currency gain related to hyperinflationary subsidiaries” below.

Turkey. Turkey has been designated a highly inflationary economy under U.S. GAAP effective April 1, 2022, and the U.S. dollar replaced the Turkish lira as the functional currency for our subsidiaries in Turkey. For more information, see “Foreign currency gain related to hyperinflationary subsidiaries” below.

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended September 30, 2022	$ Change	% Change	Three Months Ended September 30, 2021
Net sales	$689.0	$24.1	3.6%	$664.9
Cost of sales	447.3	42.1	10.4%	405.2
Gross profit	241.7	(18.0)	(6.9)%	259.7
Selling, general and administrative expenses	191.3	(1.9)	(1.0)%	193.2
Transaction and integration costs	12.5	8.1	184.1%	4.4
Management fee	—	—	—%	—
Amortization of intangible assets	21.5	(2.7)	(11.2)%	24.2
Restructuring and exit costs	39.4	17.8	82.4%	21.6
Operating income (loss)	(23.0)	(39.3)	NM	16.3
Interest expense	25.7	(0.1)	(0.4)%	25.8
Foreign currency gain related to hyperinflationary subsidiaries	(2.0)	0.9	(31.0)%	(2.9)
Loss on extinguishment of debt	—	(15.6)	(100.0)%	15.6
Other (income) expense, net	(11.3)	(12.0)	NM	0.7
Loss before income tax provision	(35.4)	(12.5)	(54.6)%	(22.9)
Income tax provision	1.1	(18.1)	94.3%	19.2
Net loss	$(36.5)	$5.6	13.3%	$(42.1)

Basic and diluted loss per share	$(0.11)			$(0.14)
Basic and diluted weighted average shares outstanding	320.2			301.6
NM - Not Meaningful, as the amounts are both income and expense in the comparable periods.

(in millions except per share amounts)	Nine Months Ended September 30, 2022	$ Change	% Change	Nine Months Ended September 30, 2021
Net sales	$2,064.3	$117.8	6.1%	$1,946.5
Cost of sales	1,349.5	174.7	14.9%	1,174.8
Gross profit	714.8	(56.9)	(7.4)%	771.7
Selling, general and administrative expenses	614.7	(27.8)	(4.3)%	642.5
Transaction and integration costs	26.1	1.5	6.1%	24.6
Management fee	—	(19.4)	(100.0)%	19.4
Amortization of intangible assets	68.5	(4.1)	(5.6)%	72.6
Restructuring and exit costs	67.6	38.0	128.4%	29.6
Operating loss	(62.1)	(45.1)	(265.3)%	(17.0)
Interest expense	83.0	(14.4)	(14.8)%	97.4
Foreign currency gain related to hyperinflationary subsidiaries	(3.6)	(0.9)	33.3%	(2.7)
Loss on extinguishment of debt	—	(15.6)	(100.0)%	15.6
Other (income) expense, net	(35.2)	(40.0)	NM	4.8
Loss before income tax provision	(106.3)	25.8	19.5%	(132.1)
Income tax provision	3.5	(3.5)	50.0%	7.0
Net loss	$(109.8)	$29.3	21.1%	$(139.1)

Basic and diluted loss per share	$(0.34)			$(0.49)
Basic and diluted weighted average shares outstanding	319.9			283.4
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

The following table represents net sales by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional	$479.4	$487.2	$1,461.2	$1,431.5
Food & Beverage	209.6	177.7	603.1	515.0
Total	$689.0	$664.9	$2,064.3	$1,946.5

(in millions, except percentages)	Institutional		Food & Beverage		Total
Q3 2021 Net Sales	$487.2	73.3%	$177.7	26.7%	$664.9
Organic change (non-GAAP)	43.6	8.9%	45.1	25.4%	88.7	13.3%
Acquisition	12.9	2.6%	13.4	7.5%	26.3	4.0%
Constant dollar change (non-GAAP)	56.5	11.6%	58.5	32.9%	115.0	17.3%
Foreign currency translation	(64.3)	(13.2)%	(26.6)	(15.0)%	(90.9)	(13.7)%
Total change	(7.8)	(1.6)%	31.9	18.0%	24.1	3.6%
Q3 2022 Net Sales	$479.4	69.6%	$209.6	30.4%	$689.0

(in millions, except percentages)	Institutional		Food & Beverage		Total
Year to date Q3 2021 Net Sales	$1,431.5	73.5%	$515.0	26.5%	$1,946.5
Organic change (non-GAAP)	130.9	9.1%	109.6	21.3%	240.5	12.4%
Acquisition	39.2	2.7%	36.1	7.0%	75.3	3.9%
Constant dollar change (non-GAAP)	170.1	11.9%	145.7	28.3%	315.8	16.2%
Foreign currency translation	(140.4)	(9.8)%	(57.6)	(11.2)%	(198.0)	(10.2)%
Total change	29.7	2.1%	88.1	17.1%	117.8	6.1%
Year to date Q3 2022 Net Sales	$1,461.2	70.8%	$603.1	29.2%	$2,064.3

Institutional. Net sales decreased $7.8 million, or 1.6%, during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, and increased $29.7 million, or 2.1%, during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Foreign currency translation had a negative effect of $64.3 million and $140.4 million for the three and nine months ended September 30, 2022, respectively. On a constant dollar basis, net sales increased $56.5 million, or 11.6%, during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, and increased $170.1 million, or 11.9%, during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Our acquisitions contributed $12.9 million and $39.2 million of growth for the three and nine months ended September 30, 2022, respectively. Organic sales increased by 8.9% and 9.1% for the three and nine months ended

September 30, 2022, respectively, primarily due to price increases to cover inflation, and a combination of new customer wins, innovation, and continued expansion with our existing customers, as we progress towards a return to pre-COVID-19 levels. The increase for the nine months ended September 30, 2022 was partially offset by a decrease in sales of Infection Prevention products, which have returned to a more normalized level, after demand increased significantly in 2020 and in the first quarter of 2021.

Food & Beverage. Net sales increased $31.9 million, or 18.0%, during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, and increased $88.1 million, or 17.1%, during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Foreign currency translation had a negative effect of $26.6 million and $57.6 million for the three and nine months ended September 30, 2022, respectively. On a constant dollar basis, net sales increased $58.5 million, or 32.9%, during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, and increased $145.7 million, or 28.3%, during the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Our acquisitions contributed $13.4 million and $36.1 million of growth for the three and nine months ended September 30, 2022, respectively. Organic sales increased 25.4% and 21.3% for the three and nine months ended September 30, 2022, respectively, primarily due to price increases, new customer wins, and success with the rollout of the water treatment solutions.

Cost of sales and gross profit. Cost of sales is primarily comprised of direct materials and supplies consumed in the production of product, as well as labor and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished products. Also included are expenses associated with service organizations, quality oversight, warranty costs and share-based compensation.

Our gross profit was $241.7 million and $259.7 million for the three months ended September 30, 2022 and 2021, respectively, and $714.8 million and $771.7 million for the nine months ended September 30, 2022 and 2021, respectively. Our gross margin was 35.1% and 39.1% for the three months ended September 30, 2022 and 2021, respectively, and 34.6% and 39.6% for the nine months ended September 30, 2022 and 2021, respectively.

Gross profit for the three months ended September 30, 2022 was unfavorably impacted by $14.7 million of foreign currency translation. Excluding this impact, gross profit decreased by $3.3 million during 2022, and was positively impacted by price increases and higher sales volumes as described above, which were offset by increased inflation, additional freight costs, and higher labor and manufacturing costs.

Gross profit for the nine months ended September 30, 2022 was unfavorably impacted by $55.3 million of foreign currency translation. Excluding this impact and $1.3 million of acquisition accounting adjustments, gross profit decreased by $0.6 million during 2022, and was positively impacted by price increases and higher sales volumes as described above, which were offset by increased inflation, additional freight costs, and higher labor and manufacturing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses are comprised primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $191.3 million and $193.2 million for the three months ended September 30, 2022 and 2021, respectively, and $614.7 million and $642.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $27.8 million for the nine months ended September 30, 2022 was due in part to a $45.4 million decrease in share-based compensation and $18.0 million of favorable foreign currency translation. These decreases were partially offset by increases in employee compensation and benefit costs due to inflationary labor increases.

Transaction and integration costs. Transaction and integration costs were $12.5 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively and $26.1 million and $24.6 million for the nine months ended September 30, 2022 and 2021, respectively. These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company. Acquisition-related costs were $16.0 million and $2.9 million, and costs incurred in connection with becoming a publicly traded company were $3.5 million and $11.3 million, for the nine months ended September 30, 2022 and 2021, respectively.

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

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $21.5 million and $24.2 million for the three months ended September 30, 2022 and 2021, respectively, and $68.5 million and $72.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $39.4 million and $21.6 million or the three months ended September 30, 2022 and 2021, respectively, and $67.6 million and $29.6 million for the nine months ended September 30, 2022 and 2021, respectively. These charges represent facilities consolidations and employee termination costs related to our initiatives to align our labor resources to our anticipated business needs.

Non-operating results. Our non-operating results were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$25.7	$25.8	$83.0	$97.4
Foreign currency gain related to hyperinflationary subsidiaries	(2.0)	(2.9)	(3.6)	(2.7)
Loss on extinguishment of debt	—	15.6	—	15.6
Other (income) expense, net	(11.3)	0.7	(35.2)	4.8
	$12.4	$39.2	$44.2	$115.1

Interest Expense. We incurred interest expense of $19.4 million, $5.9 million and $(1.4) million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other financial instruments (primarily derivatives), respectively, during the three months ended September 30, 2022. We incurred interest expense of $11.5 million, $7.4 million and $4.6 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt, respectively, during the three months ended September 30, 2021.

We incurred interest expense of $51.9 million, $17.5 million and $8.2 million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other financial instruments (primarily derivatives), respectively, during the nine months ended September 30, 2022. We incurred interest expense of $41.8 million, $22.7 million and $11.3 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other debt, respectively, during the nine months ended September 30, 2021.

Amortization of deferred financing costs and original issue discount totaling $1.8 million and $2.3 million or the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $21.6 million for the nine months ended September 30, 2022 and 2021, respectively, are included in the interest expense line item disclosed above. Amortization expense for the nine months ended September 30, 2021 included $14.0 million of accelerated interest amortization related to certain debt facilities that were fully repaid or paid down significantly in March 2021 using proceeds from the IPO.

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

The Company redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost and the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million were charged to Loss on Extinguishment of Debt during the nine months ended September 30, 2021.

Other (income) expense, net. Our other (income) expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$(1.4)	$(0.8)	$(2.8)	$(2.9)
Unrealized foreign exchange (gain) loss	(3.6)	(2.4)	(8.9)	5.2
Realized foreign exchange (gain) loss	(1.8)	5.5	(2.1)	6.1
Non-cash pension and other post-employment benefit plan	(3.3)	(4.3)	(10.3)	(12.0)
Adjustment for tax indemnification asset	0.3	0.1	0.7	1.4
Factoring and securitization fees	1.7	1.4	3.9	3.6
Tax receivable agreement adjustments	(3.7)	—	(16.7)	4.1
Other, net	0.5	1.2	1.0	(0.7)
Total other (income) expense, net	$(11.3)	$0.7	$(35.2)	$4.8

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

Income tax provision. For the three months ended September 30, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense.

For the three months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, non-deductible shared-based compensation, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

For the nine months ended September 30, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense.

For the nine months ended September 30, 2021, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to non-deductible share-based compensation, an increase in the valuation allowance related to limitations on the deductibility of interest expense, estimated withholding taxes, and a change in our mix of earnings by jurisdiction.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Institutional	$68.8	$84.3	$196.3	$233.5
Food & Beverage	26.9	34.3	72.5	101.3
Total Segment Adjusted EBITDA	95.7	118.6	268.8	334.8
Corporate costs	(7.7)	(12.0)	(32.1)	(34.2)
Consolidated Adjusted EBITDA	$88.0	$106.6	$236.7	$300.6

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Q3 2021 Adjusted EBITDA	$84.3	79.1%	$34.3	32.2%	$(12.0)	(11.3)%	$106.6
Adj EBITDA margin	17.3%		19.3%				16.0%
Organic change (non-GAAP)	(4.5)	(5.3)%	(6.3)	(18.4)%	4.6	38.3%	(6.2)	(5.8)%
Acquisition	1.6	1.9%	1.9	5.5%	—	—%	3.5	3.3%
Constant dollar change (non-GAAP)	(2.9)	(3.4)%	(4.4)	(12.8)%	4.6	38.3%	(2.7)	(2.5)%
Foreign currency translation	(12.6)	(14.9)%	(3.0)	(8.7)%	(0.3)	(2.5)%	(15.9)	(14.9)%
Total change	(15.5)	(18.4)%	(7.4)	(21.6)%	4.3	35.8%	(18.6)	(17.4)%
Q3 2022 Adjusted EBITDA	$68.8	78.2%	$26.9	30.6%	$(7.7)	(8.8)%	$88.0
Adj EBITDA margin	14.4%		12.8%				12.8%

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
Year to date Q3 2021 Adjusted EBITDA	$233.5	77.7%	$101.3	33.7%	$(34.2)	(11.4)%	$300.6
Adj EBITDA margin	16.3%		19.7%				15.4%
Organic change (non-GAAP)	(15.5)	(6.6)%	(24.9)	(24.6)%	2.2	6.4%	(38.2)	(12.7)%
Acquisition	6.1	2.6%	3.1	3.1%	—	—%	9.2	3.1%
Constant dollar change (non-GAAP)	(9.4)	(4.0)%	(21.8)	(21.5)%	2.2	6.4%	(29.0)	(9.6)%
Foreign currency translation	(27.8)	(11.9)%	(7.0)	(6.9)%	(0.1)	(0.3)%	(34.9)	(11.6)%
Total change	(37.2)	(15.9)%	(28.8)	(28.4)%	2.1	6.1%	(63.9)	(21.3)%
Year to date Q3 2022 Adjusted EBITDA	$196.3	82.9%	$72.5	30.6%	$(32.1)	(13.6)%	$236.7
Adj EBITDA margin	13.4%		12.0%				11.5%

Institutional. Adjusted EBITDA decreased $15.5 million, or 18.4%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $37.2 million, or 15.9%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Foreign currency translation had a negative effect of $12.6 million and $27.8 million for the three and nine months ended September 30, 2022, respectively. On a constant dollar basis, Adjusted EBITDA decreased $2.9 million, or 3.4%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $9.4 million, or 4.0%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Adjusted EBITDA margin decreased from 17.3% for the three months ended September 30, 2021 to 14.4% for the three months ended September 30, 2022, and decreased from 16.3% for the nine months ended September 30, 2021 to 13.4% for the nine months ended September 30, 2022. The decreases reflected a decline in profit margin due to increased inflation, higher freight costs, higher manufacturing costs and higher labor costs, which were partially offset by price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term. The decrease for the nine months ended September 30, 2022 was also due to a decrease in sales of Infection Prevention products.

Food & Beverage. Adjusted EBITDA decreased $7.4 million, or 21.6%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $28.8 million, or 28.4% during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Foreign currency translation had a negative effect of $3.0 million and $7.0 million for the three and nine months ended September 30, 2022, respectively. On a constant dollar basis, Adjusted EBITDA decreased $4.4 million, or 12.8%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and decreased $21.8 million, or 21.5%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Adjusted EBITDA margin decreased from 19.3% for the three months ended September 30, 2021 to 12.8% for the three months ended September 30, 2022, and decreased from 19.7% for the nine months ended September 30, 2021 to 12.0% for the nine months ended September 30, 2022. These decreases reflected a decline in gross profit margin due to high input cost inflation, particularly in Europe due to the Russia-Ukraine war, which were partially offset by price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Corporate Costs. Corporate costs decreased from $12.0 million for the three months ended September 30, 2021 to $7.7 million for the three months ended September 30, 2022, and decreased from $34.2 million for the nine months ended September 30, 2021 to $32.1 million for the nine months ended September 30, 2022. The changes were primarily driven by changes in realized foreign exchange gains and other (income) expense, net.

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

The following table reconciles loss before income tax provision to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Loss before income tax provision	$(35.4)	$(22.9)	$(106.3)	$(132.1)
Interest expense	25.7	25.8	83.0	97.4
Interest income	(1.4)	(0.8)	(2.8)	(2.9)
Amortization expense of intangible assets	21.5	24.2	68.5	72.6
Depreciation expense included in cost of sales	20.6	20.4	62.1	62.0
Depreciation expense included in selling, general and administrative expenses	2.2	2.9	7.6	6.9
EBITDA	33.2	49.6	112.1	103.9
Transaction and integration costs(1)	12.5	4.4	26.1	24.6
Restructuring and exit costs(2)	39.4	21.6	67.6	29.6
Foreign currency gain related to hyperinflationary subsidiaries(3)	(2.0)	(2.9)	(3.6)	(2.7)
Adjustment for tax indemnification asset(4)	0.3	0.1	0.7	1.4
Acquisition accounting adjustments(5)	—	—	1.3	—
Bain Capital management fee(6)	—	—	—	19.4
Non-cash pension and other post-employment benefit plan(7)	(3.3)	(4.3)	(10.3)	(12.0)
Unrealized foreign currency exchange loss (gain)(8)	(3.6)	(2.4)	(8.9)	5.2
Factoring and securitization fees(9)	1.7	1.4	3.9	3.6
Share-based compensation(10)	13.9	16.0	46.7	99.3
Tax receivable agreement adjustments(11)	(3.7)	—	(16.7)	4.1
Loss on extinguishment of debt(12)	—	15.6	—	15.6
Realized foreign currency exchange loss on debt refinancing(13)	—	4.5	—	4.5
COVID-19 inventory charges(14)	—	—	17.4	—
Other items	(0.4)	3.0	0.4	4.1
Consolidated Adjusted EBITDA	$88.0	$106.6	$236.7	$300.6

The following table reconciles net loss to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(18)	Net Income (Loss)	Basic and diluted EPS(18)
Reported (GAAP)	$(36.5)	$(0.11)	$(42.1)	$(0.14)
Amortization expense of intangible assets acquired	21.5	0.07	24.2	0.08
Transaction and integration costs(1)	12.5	0.04	4.4	0.01
Restructuring and exit costs(2)	39.4	0.12	21.6	0.07
Foreign currency gain related to hyperinflationary subsidiaries(3)	(2.0)	(0.01)	(2.9)	(0.01)
Adjustment for tax indemnification asset(4)	0.3	—	0.1	—
Acquisition accounting adjustments(5)	—	—	—	—
Bain Capital management fee(6)	—	—	—	—
Non-cash pension and other post-employment benefit plan(7)	(3.3)	(0.01)	(4.3)	(0.01)
Unrealized foreign currency exchange (gain) loss(8)	(3.6)	(0.01)	(2.4)	(0.01)
Share-based compensation(10)	13.9	0.04	16.0	0.05
Tax receivable agreement adjustments(11)	(3.7)	(0.01)	—	—
Loss on extinguishment of debt(12)	—	—	15.6	0.05
Realized foreign currency exchange loss on debt refinancing(13)	—	—	4.5	0.01
COVID-19 inventory charges(14)	—	—	—	—
Accelerated expense of deferred financing and original issue discount costs(15)	—	—	—	—
Other items	(0.4)	—	3.0	0.01
Tax effects related to non-GAAP adjustments(16)	(23.3)	(0.07)	(18.2)	(0.04)
Discrete tax adjustments(17)	12.8	0.04	9.3	0.03
Adjusted (Non-GAAP)	$27.6	$0.09	$28.8	$0.10

	Nine Months Ended September 30,
	2022		2021
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(18)	Net Income (Loss)	Basic and diluted EPS(18)
Reported (GAAP)	$(109.8)	$(0.34)	$(139.1)	$(0.49)
Amortization expense of intangible assets acquired	68.5	0.21	72.6	0.26
Transaction and integration costs(1)	26.1	0.08	24.6	0.09
Restructuring and exit costs(2)	67.6	0.21	29.6	0.10
Foreign currency gain related to hyperinflationary subsidiaries(3)	(3.6)	(0.01)	(2.7)	(0.01)
Adjustment for tax indemnification asset(4)	0.7	—	1.4	—
Acquisition accounting adjustments(5)	1.3	—	—	—
Bain Capital management fee(6)	—	—	19.4	0.07
Non-cash pension and other post-employment benefit plan(7)	(10.3)	(0.03)	(12.0)	(0.04)
Unrealized foreign currency exchange (gain) loss(8)	(8.9)	(0.03)	5.2	0.02
Share-based compensation(10)	46.7	0.15	99.3	0.35
Tax receivable agreement adjustments(11)	(16.7)	(0.05)	4.1	0.01
Loss on extinguishment of debt(12)	—	—	15.6	0.06
Realized foreign currency exchange loss on debt refinancing(13)	—	—	4.5	0.02
COVID-19 inventory charges(14)	17.4	0.05	—	—
Accelerated expense of deferred financing and original issue discount costs(15)	—	—	14.0	0.05
Other items	0.4	—	4.1	0.01
Tax effects related to non-GAAP adjustments(16)	(49.0)	(0.14)	(42.6)	(0.16)
Discrete tax adjustments(17)	29.7	0.09	2.6	0.01
Adjusted (Non-GAAP)	$60.1	$0.19	$100.6	$0.35

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

(13) During 2021, the Company incurred a realized foreign currency exchange loss related to the refinancing of the Senior Secured Credit Facilities.

(14) Represents a charge in the second quarter of 2022 for excess inventory and estimated disposal costs related to COVID-19.

(15) Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as certain debt facilities were fully repaid or paid down significantly in March 2021 using proceeds from the IPO.

(16) The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(17) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(18) For purposes of calculating earnings (loss) per share the Company has retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity, in addition to cash from operating activities, has been through our Revolving Credit Facility. As of September 30, 2022, we had cash and cash equivalents of $249.1 million and unused borrowing capacity of $442.9 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.

Material Cash Requirements. In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to spend an estimated $153.0 million in total cash for the initiative through 2023, which consists of $60.0 million of capitalized expenditures and $93.0 million of expenses. Of these amounts, we paid $63.2 million for expenses during the nine months ended September 30, 2022. Our remaining cash requirements for 2022 and 2023 are estimated at $17.0 million for capital expenditures and $26.0 million for expenses. Cost estimates for these projects have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily setting up additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery. We believe that cash flow from operations and available cash on hand will meet our need to fund this initiative.
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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Net cash provided by (used in) operating activities	$34.4	$(110.9)	$145.3
Net cash used in investing activities	$(135.3)	$(42.3)	$(93.0)
Net cash provided by financing activities	$170.1	$31.6	$138.5

Operating activities

Cash flows from operating activities increased $145.3 million during 2022 as compared to 2021, which was primarily attributable to favorable fluctuations in working capital items totaling $217.2 million. The changes in working capital reflect favorable fluctuations in other assets and liabilities of $104.6 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), accounts payable of $93.7 million, and trade receivables of $38.5 million (primarily securitization activity), which were offset by an unfavorable fluctuation in inventory of $19.6 million.

Investing activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and capital investments in the business.

In 2022, we purchased Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England, and our total cash paid for all acquisitions was $41.4 million.

Our investments in dosing and dispensing equipment and capital expenditures totaled $93.9 million and $70.0 million during 2022 and 2021, respectively, due to new customer wins and opening a new warehouse and manufacturing facility in North America in the second half of 2022.

Cash received from beneficial interests on sold receivables was $40.1 million during 2021, as we terminated our factoring program in the fourth quarter of 2021.

Financing activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO, derivative transactions, and borrowings and repayment of debt.

In 2022, we terminated several existing derivative agreements, receiving net proceeds of $186.1 million, and simultaneously entered into new at-market derivative agreements with the same notional amounts and maturity dates as the terminated derivatives. Additionally, we paid $16.0 million on short-term and long-term borrowings.

In 2021, we received net proceeds from our IPO of $725.7 million, and combined with amending our credit facilities, paid down long-term borrowings of $667.8 million. Additionally, we paid $42.7 million in deferred financing costs, original issue discount costs and bond redemption premium costs during 2021, primarily related to amending our credit facilities.

Debt Capitalization. We had $249.1 million and $207.6 million of cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. The following table details our debt outstanding:

(in millions)	September 30, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,488.7	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	6.6	10.7
Finance lease obligations	9.6	4.4
Financing obligations	21.9	23.1
Unamortized deferred financing costs	(31.4)	(35.3)
Unamortized original issue discount	(7.4)	(8.3)
Total debt	1,988.0	1,994.6
Less: Current portion of long-term debt	(11.5)	(10.9)
Short-term borrowings	(6.6)	(10.7)
Long-term debt	$1,969.9	$1,973.0

On September 29, 2021, the Company entered into an amendment to its Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility", and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. As of

September 30, 2022, the interest rate for the 2021 U.S. Dollar Term Loan is 5.56%. As of September 30, 2022, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

On September 29, 2021, the Company completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. The Company used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of the 2017 Senior Notes, pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At September 30, 2022, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

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

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our annual interest expense by approximately $0.5 million per year prior to our debt refinancing in 2021 and approximately $2.5 million per year at the time of our September 2021 debt refinancing. Presently, a hypothetical 25 basis point increase in interest rates would have increased our annual interest expense by approximately $0.9 million per year. This lower interest rate sensitivity is a result of our interest hedging strategies.

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

Approximately 81.2% of our net sales for the nine months ended September 30, 2022 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We have experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:    November 3, 2022

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer