Form 10-K
period 2022-12-31
Diversey Holdings, Ltd.
filed 2023-03-17
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐    Emerging growth company    ☐

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter: $437,383,267, based on a closing price of registrant’s Ordinary Shares of $6.60 per share.

As of January 31, 2023, there were 324,576,615 shares of the registrant's Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

DIVERSEY HOLDINGS, LTD.
FORM 10-K
For the Year Ended December 31, 2022

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

Our Foundation. Over the course of 100 years, the Diversey brand has become synonymous with product quality, service and innovation. Our fully-integrated suite of solutions combines patented chemicals, dosing and dispensing equipment, cleaning machines, services and digital analysis and serves more than 85,000 customers in over 80 countries via our vast network of approximately 9,000 employees globally. We are the leading global pure play provider to the approximately $46 billion cleaning and hygiene industry for the Institutional and Food & Beverage markets, where we hold the first or second position in the key markets in which we operate. We are also one of only two large, global players able to serve global strategic accounts (“GSAs”). We consider our scale to be a distinct competitive advantage given the fragmentation of our industry, and our customer relationships are deep and longstanding, resulting in highly recurring revenue streams.

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
• Design Custom Solutions. We then design custom solutions, leveraging our 1,300 patents and patent applications from our library of more than 2,000 unique chemical formulations as well as our extensive and differentiated suite of dosing and dispensing equipment and floor care machines.
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

Business Developments: Take-Private Merger Agreement

On March 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Olympus Water Holdings IV, L.P., a Cayman Islands exempted limited partnership (“Parent”) and Diamond Merger Limited, a Cayman Islands exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”). We will survive the Merger as a wholly owned subsidiary of Parent, our Ordinary Shares will be delisted from the Nasdaq Global Select Market and we will cease to be a reporting company. Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC (“Platinum”), and affiliates of Solenis LLC, which is a portfolio company of Platinum. Parent will acquire all of our Ordinary Shares (except for Ordinary Shares held by BCPE Diamond Investor, LP (“BCPE”), our controlling shareholder and an affiliate of Bain Capital, LP) for $8.40 in cash per Ordinary Share. Ordinary Shares held by BCPE (other than the Rollover Shares, as defined below) will be purchased by Parent for $7.84 in cash per Ordinary Share.

On March 8, 2023, concurrently with the execution of the Merger Agreement, BCPE and Olympus Water Holdings I, L.P., a Cayman Islands exempted limited partnership (“Topco”), an affiliate of Platinum and, following the consummation of the Merger, our indirect parent, entered into the Rollover Contribution Agreement (the “Rollover Agreement”), pursuant to which BCPE will contribute certain of its Ordinary Shares (the “Rollover Shares”) to Topco (such Rollover Shares being valued at $7.84 per Ordinary Share), and Topco will accept such Rollover Shares in exchange for certain common and preferred units of Topco.

The consummation of the Merger is subject to customary conditions, including receipt of the vote in favor of the authorization of the Merger Agreement by the holders of at least two-thirds of the Ordinary Shares present and voting in person or by proxy at the shareholders’ meeting (the “Requisite Shareholder Approval”), expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions. Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close in the second half of 2023.

Upon termination of the Merger Agreement by us or by Parent upon specified conditions, we will be required to pay Parent a termination fee of $92.0 million. Upon termination of the Merger Agreement by us under other specified conditions, Parent will be required to pay us a termination fee of $125.0 million.

Our Business Segments

We report our results of operations in two segments: Institutional and Food & Beverage.

Institutional Segment

We hold leading market positions in our regional core markets and believe we held the number one or number two market position in North America, Europe, the Middle East and Africa, Latin America and the Asia-Pacific region based on net sales for 2022. Our Institutional segment generated $1,951.5 million in net sales and $264.8 million in Adjusted EBITDA, which implies 13.6% margins for the year ended December 31, 2022.

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

Our Institutional segment’s revenue base is recurring and stable due to the ‘sticky’ nature of our business model. Our cleaning products are consumable in nature and require periodic replacement, generating highly recurring revenue. Additionally, the optimal application of our chemicals is controlled by our proprietary dosing and dispensing equipment installed at customer sites, which increases customer switching costs and generates operating efficiencies for our customers.

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

Kitchen & Mechanical Warewash Chemicals and Machines. We manufacture, source, market, sell and provide services for kitchen and mechanical warewash solutions. Our products are designed to optimize our customers' resource utilization and chemical efficiency as well as protect their brand in compliance with hygiene, safety and sustainability standards. Our products include a full range of ready-to-use and concentrated chemistry that is available in many different sizes and packaging formats as well as dosing and dispensing systems that are either portable or wall mounted for spray, bucket and sink applications. Our products cover a complete range of applications and methods in kitchen cleaning and mechanical warewash for all sizes of customer sites. Many of our products rely on Diversey-owned patented chemistry formulas such as Suma® Dime or Suma Glass Protect, proprietary dosing and dispensing systems such as Divermite® and DiverFlow®, as well as our proprietary connected dishwashing monitoring system IntelliDish®.

Fabric Care. We manufacture, source, market, sell and provide services for fabric care. Our solutions and application expertise are designed to enhance guest experience, extend linen life, improve hygiene, reduce operational costs and promote sustainability. Our product offerings consist of a full range of fabric care chemistries to support both on-premise and commercial laundry operations and are available in different packaging formats, including ready-to-use and concentrated solutions and correlating wall mounted dosing and dispensing systems. Many of our products rely on Diversey-owned patented chemistry formulas such as Clax® Advance and Xcellence, for low and high temperature washing, as well as our proprietary IntelliLinen® dispensing system which includes remote monitoring.

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

Food & Beverage Segment

We believe we held the number one or number two market position in North America, Europe, the Middle East and Africa, Latin America and the Asia-Pacific region based on net sales for 2022. Our Food & Beverage segment generated $814.4 million in net sales and $96.5 million in Adjusted EBITDA, which implies 11.8% Adjusted EBITDA margins for the year ended December 31, 2022.

Our Food & Beverage products are designed to maximize the hygiene, safety, and efficiency of our customers’ production and cleaning processes while minimizing their impact on the natural resources they consume. We offer a broad range of products, solutions, equipment and machines including chemical products, engineering and equipment solutions, knowledge-based services, training through our Diversey Hygiene Academy, and water treatment. We deliver these solutions to enhance food safety, operational excellence, and sustainability for customers in the Brewing, Beverage, Dairy, Processed Foods, Pharma, Protein and Agriculture industries.

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
Key Food & Beverage products and services include:

Cleaning Products. We manufacture, source, market, sell and provide services for Food & Beverage chemicals. Our products consist of a full range of chemistry, equipment and expertise to enhance Food & Beverage manufacturing operations. Key solutions include cleaning-in-place systems, bottle care, conveyor lubrication, membrane cleaning, open plant cleaning, fogging systems, and farm hygiene. Many of our products rely on proprietary chemistry formulas and dosing and dispensing equipment, such as CIP systems which are designed to efficiently clean and disinfect our customers’ enclosed processing equipment, and Divo® BottleCare which increases the lifespan of our customers’ equipment and reduces their total glass consumption.

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

Our Sustainability Strategy

Protect. Care. Sustain. Our sustainability strategy will guide our environmental, social and governance ("ESG") priorities and actions. ESG is core to how we create value and drive growth. The strategy is supported by both 2030 goals and near-term targets which will further reduce our environmental footprint, address social inequality and deliver solutions to help our customers reach their own sustainability goals.

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

Hundreds of Diversey products are third-party certified, verifying that they meet the highest health, safety and sustainability standards. Among the certifications that our products feature:

• Cradle-to-Cradle
• EPA (Safer Choice)
• EU Ecolabel
• Green Seal
• Nordic Swan
• UL Environment: ECOLOGO, GREENGUARD

Sustainability is core to the value proposition we provide our customers. We partner with our customers to design solutions that enable them to meet their effectiveness, efficiency, and sustainability goals. Given how engrained our products and services are in our customers’ operations, we are in a position to help them improve their performance in many key environmental areas, including reducing water, transportation, energy, greenhouse gas, packaging, waste, and chemical usage, as well as helping them extend equipment and product life and improve chemical and employee safety.
Our comprehensive approach to sustainability is also reflected in our commitment to our own employees. We have set internal goals to eliminate workplace injuries, train 100% of our employees on our Code of Conduct, and strengthen our community relations in the locations in which we operate. Protecting and caring for our people also means investing in their future. We believe in providing our employees with resources to help them develop leadership capabilities and advance their careers. We seek to maintain a company culture that fosters a true sense of purpose among our people that we believe will drive long-term success.

Finally, we lead by example by improving the environmental impact of our own operations. We have identified ambitious operational goals to continue to reduce and improve the impact we have on our planet. Key goals include, but are not limited to, achieving 100% compliance with our Responsible Chemistry Policy, Net zero carbon emissions by 2050, 100% of our packaging contributing to a circular economy by 2030, and a net positive ratio which demonstrates that our products save more energy, water, waste, and greenhouse gases for our customers than our operational footprint generates.

As we look to the future, we believe sustainability will continue to grow in importance for our customers. We are investing heavily and are well positioned to support our customers’ growing needs in this area, and as we do so, we will have the opportunity to further embed ourselves in their operations and grow with them.

We team up with our customers to forge socially responsible circularity. Our three social impact initiatives, Soap For Hope, Linens For Life, and Coffee Briques, illustrate our long-standing commitment to sustainability. Instead of discarding materials in landfills at the end of their useful life, we repurpose, or “upcycle,” soap products, linens and coffee briques in ways that create economic and social value, particularly for people in need. In recognition of the value of these initiatives and their benefit to the community, we were named winner of the "Profit with Purpose" award at the World Sustainability Awards 2022 for our Soap For Hope program, and were previously awarded "Asia's Best Community Care Company of the Year".

We believe our mission, culture, and social impact initiatives increase our employee engagement and ultimately lead to creating value and innovation for our employees, customers, and stakeholders.
Our Business Operations

Manufacturing and Supply Chain Inputs. We manufacture a diverse portfolio of finished goods utilizing a combination of internal manufacturing facilities and strategic contract manufacturing. We maintain a global manufacturing network, operating twenty facilities on a global basis, with six factories in North America, six factories in Europe, three factories in Latin America, three factories in the Asia-Pacific region, and two factories in the Middle East and Africa region. Our facilities provide a strong base of owned and leased production facilities in established geographies and key emerging markets.

Our manufacturing strategy consists of using both internal and external manufacturing, which enables a flexible and geographically effective supply chain network for our solutions. Contract manufacturing complements our internal manufacturing capabilities and supports our existing offerings as well as innovations and new product launches, while also allowing us to pursue an asset-light business model. We contract with approximately 50 large strategic contract manufacturers which we believe efficiently augment our global supply chain network with additional geographic coverage and production capabilities. In developed markets, we use these strategic contract manufacturers to leverage variable capacity for unique production capabilities. In emerging markets, contract manufacturers provide strategic capacity where we do not yet have critical mass. Where contract manufacturing is used, the production processes mirror those of our internal manufacturing plants to ensure quality control.

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

We generally operate on a yearly contracting cycle, using competitive request for proposal processes, e-auctions and open market events to select suppliers. Supply agreements are generally requirement-based, linked to demand in the annual operating plan and contain no or minimal contingent liability extending beyond one to two years.

Sales and Marketing. We reach customers through a combination of direct sales channels and distribution channels. Direct sales channels represented approximately 80% of our net sales for the year ended December 31, 2022, including “ship-through” sales, where the customer relationship is managed by Diversey, while distribution channels represented the remaining 20% of our sales for the year ended December 31, 2022. We employ a balanced marketing strategy with a global direct sales force as well as a broad network of third-party distributors in key locations, whereas many of our competitors sell solely or primarily through third-party distributors. We believe that this hybrid sales approach differentiates us, as our direct-sales capability is highly valued by many of our customers given the increasing importance of hygiene, while our use of third-party distributors helps us optimize operations in a cost-effective manner.

Our manufacturing network is supported by a global customer facing team of approximately 6,000 sales, marketing, technical service and customer service representatives. Our direct sales force manages relationships with our large global and regional customers while our third-party distributor partners enable us to reach end-users that would not be as efficient for us to serve on a direct basis. We have invested in extensive training for our direct sales force and the management of our distributor network, and we support our sales force with a deep bench of technical service representatives.

Our global strategic accounts help differentiate us from many of our competitors and are a source of significant market insight and growth through our “acquire, retain, and grow strategy”. Global strategic accounts help us build long-term contractual relationships, set standards of hygiene, infection prevention and cleaning, facilitate adoption of industry best practices, and provide a platform for local growth. In our Institutional business we have approximately 70 global strategic accounts, representing approximately 20% of our net sales for the year ended December 31, 2022, and a robust pipeline of strategic accounts with projects under implementation and opportunities to win substantial incremental sales. Sales for our global strategic accounts in 2022 were above 2021.

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

Customers. Our Institutional and Food & Beverage segments serve customers across a wide variety of stable and growing end-markets. We are one of only two global players with the capabilities to serve GSAs, which represents more than 20% of our revenues. Approximately 84% of our customer relationships exceed 10 years in length. We have minimal customer concentration and high customer diversity as our largest customer accounted for 2.0% of our net sales for the year ended December 31, 2022, while our top 10 and top 50 customers represented 12% and 26% of our net sales over the same period, respectively. Our highly fragmented customer base adds to the stability of our revenue streams as activity across different customer groups is diverse and independent of activity among other customer verticals.

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

Our Competition

In general, the markets in which we operate are led by two large companies: Diversey and Ecolab Inc., with the rest of the markets served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our business competes on the basis of its demonstrated value, technical expertise, innovation, chemical formulations, customer support, detection equipment, monitoring capabilities, and dosing and dispensing equipment. Given our scale and global reach, we are able to uniquely service GSAs and provide consistent, quality solutions across sites. Our machines also differentiate us from our competitors, as no other competitor offers an equivalent range of product and service offerings, as well as machines, allowing us to provide our customers with end-to-end solutions.

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

Our Intellectual Property

We strategically manage our portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. Specifically, we rely upon trade secrets to protect the formulation of many of our chemical products, as well as our manufacturing processes. We own or license patents and trademarks which are used in connection with our business. Some of these patents or licenses cover significant product formulations and processes used to manufacture our products. As of December 31, 2022, we held approximately 1,300 patents in the United States and in countries throughout the world, and have numerous pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

The trademarks of major products in each business are registered in key jurisdictions or licensed from third parties. Certain intellectual property is also protected by confidentiality agreements or other agreements with suppliers, employees and other third parties. In part, our success can be attributed to the existence and continued protection of these trademarks, patents and trade secrets.

The Diversey trademark and a select number of major sub-brands, including CLAX, SUMA and TASKI are material to our business. We own the Diversey and sub-brand trademarks used in our business. While the Diversey trademark and certain other assets in our intellectual property portfolio are important, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

Human Capital Resources

As of December 31, 2022, we had approximately 9,000 employees worldwide, including full-time and part-time employees. Approximately 1,000 of these employees were in the U.S., and approximately 8,000 employees were outside the U.S. In various countries, certain of our employees are unionized and, where local law requires, participate in works councils. Our customer facing team is comprised of approximately 6,000 employees and includes sales, marketing, technical service and customer service representatives. We believe that our employee relations are satisfactory.

Our employees are at the heart of our mission and strategies, and we focus on our culture to drive both.

Our Core Values.

Our culture starts, first and foremost, with our mission: “To protect and care for people through providing leading hygiene, infection prevention, and cleaning solutions.” Our mission unites and aligns our employees to serve a greater good in this world. This unity has been most evident during the recent global COVID-19 pandemic, as our employees have worked heroically to help protect and care for people around the world. In 2022, we reaffirmed the behaviors that we want Diversey to be known for as part of the way we work and hold each other accountable. Our behaviors are not empty words to be hung on a wall. The things we do, and the way we behave, define our culture. They empower us to deliver what we promise.

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

In addition, the following governance materials are available on our web site at https://ir.diversey.com/corporate-governance: (i) charters of the Audit, People Resources and Nominating and Governance committees of our Board of Directors; (ii) our Code of Conduct; (iii) our Board Corporate Governance Policy; and (iv) our Code of Ethics for Senior Financial Officers.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

• uncertainties associated with the proposed Merger, including the failure to complete the Merger in a timely manner or at all, restrictions on business conduct and potential lawsuits related to the proposed Merger;

• the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

• the inability to complete the proposed Merger due to the failure to satisfy conditions precedent, including satisfaction of the Requisite Shareholder Approval;

• risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;

• the effect of the announcement of the proposed Merger on our relationships with our customers and on our operating results and business generally;

• the costs of the proposed Merger if the proposed Merger is not consummated;
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

SUMMARY RISK FACTORS

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our shareholders to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to the Proposed Merger

•Uncertainties associated with the Merger could adversely affect our business, results of operations, stock price and financial condition.
•Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
•We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
•Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Business and Industry Risks

•The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.
•We experience competition in the markets for our products and services and in the geographic areas in which we operate.
•The consolidation of customers may adversely affect our business, consolidated financial condition or results of operations.
•Environmental, social and governance, or ESG, issues, including those related to climate change and sustainability, may have an adverse effect on our business, consolidated financial condition and results of operations and damage our reputation.
•We are subject to taxation in multiple jurisdictions. As a result, our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and non-U.S. earnings and other factors, including changes in tax laws and changes made by regulatory authorities.
•Russia’s invasion of Ukraine has significantly impacted geopolitical stability, increased economic uncertainty and disrupted capital markets.

Operational Risks

•Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases.

•Uncertain global economic conditions have had and could continue to have an adverse effect on our consolidated financial condition and results of operations.
•Political, social and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, consolidated financial condition and results of operations.
•Fluctuations between non-U.S. currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.
•Fluctuations in raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins and net sales.
•If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our intellectual property, and this loss of a competitive advantage could decrease our profitability and liquidity.
•Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a materially adverse effect on our business, consolidated financial condition and results of operations.

Strategic Risks

•If we do not develop new and innovative products or if such products are not accepted by customers in our markets or fail to meet sales or margin expectations, our results could be negatively affected.
•Our inability to consummate and effectively incorporate acquisitions into our business operations may adversely affect our results of operations.
•Unfavorable consumer responses to price increases could have a material adverse impact on our sales and earnings.

Legal, Regulatory and Compliance Risks

•We are subject to various government laws and regulations. Compliance with, or changes in such laws and regulations, may cause us to incur significant expenses, which may affect our business, consolidated financial condition and operations.
•Product and other liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.
•A failure of our internal controls over financial reporting or our regulatory compliance efforts could harm our financial and operating results or could result in fines or penalties.
•Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

Financial Risks

•Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.
•Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate the risks associated with our substantial indebtedness.

•The terms of the financing documents governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•We entered into a tax receivable agreement that required us to make payments in relation to certain tax attributes of Constellation and its subsidiaries to persons who were shareholders of Constellation prior to the initial public offering and to certain other members of management, which payments are expected to be substantial.

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

Risks Related to the Proposed Merger

Uncertainties associated with the Merger could adversely affect our business, results of operations, stock price and financial condition.

On March 8, 2023, we entered into the Merger Agreement with Parent and Merger Sub. We will survive the Merger as a wholly owned subsidiary of Parent, our Ordinary Shares will be delisted from the Nasdaq Global Select Market and we will cease to be a reporting company. Parent and Merger Sub are affiliates of Platinum. Parent will acquire all of our Ordinary Shares (except for Ordinary Shares held by BCPE) for $8.40 in cash per Ordinary Share. Ordinary Shares held by BCPE, other than the Rollover Shares, will be purchased by Parent for $7.84 in cash per Ordinary Share, and the Rollover Shares will be exchanged for certain common and preferred units of Topco at a value of $7.84 per Ordinary Share pursuant to the Rollover Agreement..

The consummation of the Merger is subject to customary conditions, including receipt of the vote in favor of the authorization of the Merger Agreement with the Requisite Shareholder Approval, expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions. There is no guarantee that all closing conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations, stock price and financial condition, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:

•an adverse effect on our relationship with vendors, customers and employees, including if our vendors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•impacts on the price of our Ordinary Shares;
•the requirement that we pay a termination fee of approximately $92.0 million if the Merger Agreement is terminated under certain circumstances;
•developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;

•stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger; and
•difficulties attracting and retaining key employees.

Failure to complete the Merger could adversely affect our business and the market price of our Ordinary Shares.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains customary termination provisions for both us and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will pay Parent a termination fee of approximately $92.0 million. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on our financial condition and results of operations.

If the Merger Agreement is terminated and the Merger is not consummated, the price of our Ordinary Shares may decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. In addition, the price of our Ordinary Shares has in the past and may continue to fluctuate substantially in the event that the Merger is not consummated. Factors affecting the trading price of our Ordinary Shares may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet market expectations in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the cleaning and hygiene industry and market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of Ordinary Shares available for public sale;
•any significant change in our board or management;
•sales of substantial amounts of Ordinary Shares by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may depress the market price of our Ordinary Shares irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Ordinary Shares, may not be predictable. A loss of investor confidence in the market for stocks of other companies which investors perceive to be similar to us could depress its stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price of our Ordinary Shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing or inducing the making, submission or announcement of, or knowingly encouraging, facilitating or assisting, any proposal or offer that constitutes or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement) from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or could reasonably be expected to lead to, any Acquisition Proposal. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from, subject to certain specified exceptions (as set forth in the Merger Agreement): incurring debt; entering into, adopting, amending, modifying or terminating any employee plans; increasing the compensation of any director, officer, employee or independent contractor, or hiring or terminating certain employees (other than for “cause”); settling certain pending or threatened legal proceedings; changing our methods, procedures, principles or practices of financial accounting; resolving, settling, compromising, or abandoning any material tax action (as well as having the obligation to notify Parent of certain actions with respect to material tax actions); and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Solenis, BCPE, Bain Capital, LP, Platinum and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Solenis, Bain Capital, LP, Platinum or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

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

The ultimate scale and scope of recurring outbreaks stemming from the COVID-19 pandemic and the pace and degree of recovery are unknown and may continue to impact our business for an extended period.

The COVID-19 pandemic has disrupted, and it may in the future disrupt, our business and has materially affected, and may in the future affect, operating results, cash flows and/or financial condition. The COVID-19 pandemic and the pace of recovery has in the past adversely impacted our business and financial condition in specific ways, and it may continue to do so, including its impact on: our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or other restrictions; closure or reduced operating hours of our key customers; consumer inability to purchase our products due to prolonged inventory shortages, illness or government implemented restrictions and any resulting changes in consumer preference; legal actions or proceedings related to COVID-19; the pace of return of employees to offices; and our ability to maintain a cost-effective supply chain as COVID-19 may continue to adversely affect our suppliers and distributors.

The duration and extent of the impact from COVID-19 depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of different variants, the extent and effectiveness of governmental responses and other preventative, treatment and containment actions, including the distribution and acceptance of vaccines, availability of testing, shifts in behavior going forward and the impact of these and other factors on our employees, clients, customers, suppliers and partners. In addition, even after the COVID-19 pandemic subsides, any permanent increase in and acceptance of remote and hybrid working arrangements may continue to adversely impact our revenues and business model in our business & industry sector. There is the risk that certain mitigation and cost-saving initiatives to date may not be sustainable or repeatable, or that the prolonged effects of COVID-19 may be different than what we have experienced thus far, including permanent closures of client facilities or reductions in product and service offerings.

In addition, we have experienced higher costs in certain areas as a result of COVID-19 such as transportation and logistics, warehouse, and production employee compensation, as well as incremental costs associated with enhanced cleaning and sanitation protocols to protect our employees at our facilities, which may continue, increase or become necessary in these or other areas. Although the potential effects that COVID-19 may continue to have on the our business are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

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

Changes in tax laws or tax rulings related thereto could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organisation for Economic Co-operation and Development, or OECD, and the European Union are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led base erosion and profit sharing, or BEPS, are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. These tax reforms, or any other changes in tax laws in any of the jurisdictions in which we operate, could increase our effective tax rate and adversely impact our financial results.

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

Operational Risks

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

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us and we need their expertise to execute our business strategies. Our ability to recruit and retain our senior management, key personnel, and other skilled employees may be affected as a result of the announcement of the Merger. If any of our senior management or other key personnel cease to work for us, including as a result of the announcement of the Merger, and we are unable to successfully replace any departing senior management or key personnel, our business, consolidated financial condition or results of operations may be materially adversely affected.

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

A significant portion of our net sales are generated outside the United States. We translate sales and other results denominated in non-U.S. currency into U.S. dollars for our consolidated combined financial statements included elsewhere in this report. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, our reported international sales and net income could be reduced because non-U.S. currencies may translate into fewer U.S. dollars. We cannot predict the effects of exchange rate fluctuations on our future operating results. As exchange rates vary, our results of operations and profitability may be harmed. While we may use financial instruments to hedge certain non-U.S. currency exposures, this does not insulate us completely from non-U.S. currency effects and exposes us to counterparty credit risk for non-performance. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial effect resulting from non-U.S. currency variations. The gains or losses associated with hedging activities may harm our results of operations.

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

Our information technology systems and our third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. To date, the we are not aware that our business or operations have been materially impacted by these attacks. However, our security efforts and the efforts of our third-party providers may not prevent or timely detect attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. In addition, if we or our third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, we may experience interruptions in our ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

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

We also maintain and have access to sensitive, confidential or personal data or information in some of our businesses that is subject to privacy and security laws, regulations and customer controls of the United States, the European Union and other non-U.S. jurisdictions. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our customers and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and adversely affect our business, consolidated financial condition and results of operations. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure. Furthermore, data privacy is subject to frequently changing rules and regulations. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject us to additional costs and have required, and may in the future require, costly changes to our security systems, policies, procedures and practices. These laws and regulations also may result in us incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.

The development of internet of things, or IoT, also presents security, privacy and execution risks. IoT solutions may collect large amounts of data, and our handling of IoT data may not satisfy customers or regulatory requirements. IoT scenarios may increasingly affect personal health and safety. If IoT solutions that include our technologies do not work as intended, violate the law or harm individuals or businesses, we may be subject to legal claims or enforcement actions. These risks, if realized, may increase our costs, damage our reputation or brands, or negatively impact our business, consolidated financial condition and results of operations.

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

We invest time and resources into carefully assessing opportunities for acquisitions, and we continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. Despite diligence and integration planning, acquisitions still present certain risks, including the time and economic costs of integrating an acquisition’s technology, control and financial systems, unforeseen liabilities, and the difficulties in bringing together different work cultures and personnel. There can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. Under the terms of the Merger Agreement, from its execution until the Merger is consummated or the Merger Agreement is terminated, without the consent of Parent, we may not acquire or dispose of any other assets or business, other than acquisitions or dispositions of immaterial obsolete assets used in the ordinary course of business.

If the Merger is not consummated, we expect to continue to execute our acquisition strategy; however future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, consolidated financial condition and results of operations. The obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and those historical financial statements may be based on assumptions that are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contractual and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.

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

We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes. We have also implemented compliance policies and programs to help ensure that our employees comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all fraud, misstatements in our financial reporting, and significant deficiencies or material weaknesses in our internal controls. Material weaknesses could result in a material misstatement of our financial results, requiring us to restate our financial statements.

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

As of December 31, 2022, we had $1,985.2 million of total debt outstanding and up to $444.6 million of additional borrowing capacity under our Revolving Credit Facility. Our level of indebtedness could have important consequences on our business, including:

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

In connection with the Merger, we, Diversey Holdings I (UK) Limited, a private limited company organized in England and Wales, and BCPE Diamond Cayman Holding Limited, a Cayman Islands exempted corporation, entered into a Tax Receivable Termination Agreement (the "TRA Termination Agreement"), pursuant to which, among other things, the parties agreed to terminate the TRA, effective upon consummation of the Merger. From and after the effective date of the TRA Termination Agreement, no payments will be made to any person in respect of, or pursuant to, the TRA.

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements, or comply with applicable laws and regulations, could be impaired.

In the course of preparing our consolidated financial statements for fiscal year 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in the design and operation of controls related to inventory existence and revenue recognition. We have concluded that these material weaknesses arose because our controls were not effectively designed, documented and maintained to ensure the existence of inventory at certain locations and to address the timing of revenue recognition and the completeness and accuracy of information used to estimate and accrue customer rebates.

To address the material weaknesses, we are in the process of enhancing the design of certain internal controls over the inventory and revenue processes by:

•enhancing controls to monitor the frequency and accuracy of cycle count procedures globally;
•enhancing documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process;
•enhancing controls over inventory existence for inventory located at third-party logistics providers;
•enhancing procedures to ensure completeness and accuracy of key financial data utilized in the calculation of accrued customer rebates;
•enhancing controls to monitor revenue cutoff risk based on the shipping terms in contracts with customers; and
•providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required.

We will not be able to fully remediate the material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” for additional information about the material weaknesses and our remediation efforts.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Ordinary Shares could be adversely affected or we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors and other parties to lose confidence in our reported consolidated financial statements and other information, which could have a negative effect on the trading price of our Ordinary Shares, the Merger, or our business and operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties.

Our corporate headquarters are located at 1300 Altura Road, Suite 125, Fort Mill, South Carolina in a leased office of approximately 140,000 square feet. We own and lease a variety of facilities and properties, principally in Europe and North America. The following chart identifies the number of owned and leased facilities and properties as well as aggregate approximate square footage by type, other than the corporate headquarters listed above, used by us as of December 31, 2022. We believe that these facilities and properties are generally in good operating condition and are adequate to meet anticipated business requirements.

Type of Facility or Property	Owned	Leased	Approximate Square Footage
Manufacturing	14	11	2,558,425
Office	5	88	1,363,146
Warehouse	1	35	1,016,211
Land	5	2	537,244
Storage	—	48	103,292
Service Center	1	11	67,913
Laboratory	1	3	63,946
Other	1	17	44,466
Total	28	215	5,754,643

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

Holders of Ordinary Shares

On January 31, 2023, we had 141 holders of record of our Ordinary Shares.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of Part III of this Annual Report on Form 10-K.

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

The MD&A should be read together with our Consolidated Financial Statements for the year ended December 31, 2022 and the related Notes thereto, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and included in Item 8 of Part I of this Annual Report on Form 10-K, The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” and in the “Cautionary Statement Regarding Forward-Looking Information”, and included in Items 1 and 1A of Part I of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

On November 15, 2021, we issued and sold 15,000,000 Ordinary Shares at a public offering price of $15.00 per share, receiving $214.4 million in net proceeds.

Bain Capital beneficially owned approximately 72.9% of our outstanding Ordinary Shares as of December 31, 2022. As a result, we are a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC ("Nasdaq"). Under Nasdaq listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

Recent Developments

Take-Private Merger Agreement. On March 8, 2023, we entered into the Merger Agreement with Parent and Merger Sub. We will survive the Merger as a wholly owned subsidiary of Parent, our Ordinary Shares will be delisted from the Nasdaq Global Select Market and we will cease to be a reporting company. Parent and Merger Sub are affiliates of Platinum. Parent will acquire all of our Ordinary Shares (except for Ordinary Shares held by BCPE) for $8.40 in cash per Ordinary Share. Ordinary Shares held by BCPE, other than the Rollover Shares, will be purchased by Parent for $7.84 in cash per Ordinary Share, and the Rollover Shares will be exchanged for certain common and preferred units of Topco at a value of $7.84 per Ordinary Share pursuant to the Rollover Agreement..

The consummation of the Merger is subject to customary conditions, including receipt of the vote in favor of the authorization of the Merger Agreement with the Requisite Shareholder Approval, expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions.

Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close in the second half of 2023.

Upon termination of the Merger Agreement by us or by Parent upon specified conditions, we will be required to pay Parent a termination fee of $92.0 million. Upon termination of the Merger Agreement by us under other specified conditions, Parent will be required to pay us a termination fee of $125.0 million.

Reportable Segments

We report our results of operations in two segments: Institutional and Food & Beverage.
•Institutional - Our Institutional solutions are designed to enhance cleanliness, safety, environmental sustainability, and efficiency for our customers. We offer a broad range of products, services, solutions, equipment and machines, including infection prevention and personal care, products, floor and building care chemicals, kitchen and mechanical warewash chemicals and machines, dosing and dispensing equipment, and floor care machines. We also offer a range of engineering, consulting and training services related to productivity management, water and energy management, and risk management, supported by data provided through our digital solutions. We deliver these solutions to customers in the healthcare, education, food service, retail and grocery, hospitality, and building service contractors industries.
•Food & Beverage - Our Food & Beverage products are designed to maximize the hygiene, safety, and efficiency of our customers’ production and cleaning processes while minimizing their impact on the natural resources they consume. We offer a broad range of products, solutions, equipment and machines including chemical products, engineering and equipment solutions, knowledge-based services, training through our Diversey Hygiene Academy, and water treatment. We deliver these solutions to enhance food safety, operational excellence, and sustainability for customers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agriculture industries.
We evaluate the performance of each reportable segment based on the results of each segment. In addition, corporate reflects indirect costs that support all segments, but are not allocated or monitored by segment management, and include executive and administrative functions, finance and accounting, procurement, information technology and human resources. For additional information regarding key factors and measures used to evaluate our business, see “Non-GAAP Financial Measures” and “Net Sales by Segment”.

Recent Trends and Events

Russia-Ukraine War. The geopolitical situation in Eastern Europe intensified on February 24, 2022 with Russia’s invasion of Ukraine. The war between the two countries continues to evolve as military activity proceeds and additional economic sanctions are imposed on Russia by numerous countries throughout the world. In addition to the human toll and impact of the war locally in Russia, Ukraine, and neighboring countries that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.

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

Our business in Russia and Ukraine generates an immaterial percentage of our overall net sales.

Impact of COVID-19. The COVID-19 pandemic has had a meaningful impact on our business, especially within our Institutional segment. Beginning the second quarter of 2020 and continuing through the first quarter of 2021, strong demand for our infection prevention products and services offset volume related declines in sales to restaurants, hotels and entertainment facilities. In the remainder of 2021 and into 2022, we saw restrictions and lock-downs start to ease in some markets, resulting in stronger than anticipated sales in those markets, except for infection prevention products. Sales of infection products normalized in the last three quarters of 2021 and in all of 2022.

As economies around the world reopened, increases in demand created significant disruptions to the global supply chain during 2022, which affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have materially mitigated to date the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict. Additionally, we are in the process of consolidating certain facilities within North America, which includes opening a new manufacturing and warehousing facility, which could present short-term operational challenges and supply chain disruptions.

We are a diversified business in regards to both industry segments and global geographic regions. These different aspects of our business are each impacted differently by COVID-19, supply chain disruptions and broader economic conditions. Therefore, the recovery cycle and related timing will also be different for each segment and region.

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

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England. This acquisition increases our capabilities in providing an enhanced value proposition to our customers, delivering access to mechanical ware washing, laundry machine leasing and washroom solutions which complement the market leading products that we provide for these areas.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.
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

Impact of Currency Fluctuations. We have significant international operations with approximately 81.0% of our net sales for 2022 being generated from sales to customers located outside of the United States. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

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

Consolidated Operating Results

(in millions except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$2,765.9	$2,618.9	$2,629.2
Cost of sales	1,890.1	1,601.6	1,559.4
Gross profit	875.8	1,017.3	1,069.8
Selling, general and administrative expenses	797.6	826.8	835.7
Transaction and integration costs	51.3	45.8	37.0
Management fee	—	19.4	7.5
Amortization of intangible assets	90.2	96.7	98.2
Restructuring and exit costs	48.7	38.4	32.1
Operating income (loss)	(112.0)	(9.8)	59.3
Interest expense	112.0	126.3	127.7
Foreign currency (gain) loss related to hyperinflationary subsidiaries	(1.9)	(2.1)	1.6
Loss on extinguishment of debt	—	15.6	—
Other (income) expense, net	(36.6)	(0.1)	(40.7)
Loss before income tax provision (benefit)	(185.5)	(149.5)	(29.3)
Income tax provision (benefit)	(16.2)	25.3	9.2
Net loss	$(169.3)	$(174.8)	$(38.5)

Basic and diluted loss per share	$(0.53)	$(0.60)	$(0.16)
Basic and diluted weighted average shares outstanding	320.2	290.4	243.2

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

The following tables set forth net sales by segment:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Institutional	$1,951.5	$1,918.4	$1,995.3
Food & Beverage	814.4	700.5	633.9
Total	$2,765.9	$2,618.9	$2,629.2

2022 vs 2021

(in millions, except percentages)	Institutional		Food & Beverage		Total
2021 Net Sales	$1,918.4	73.3%	$700.5	26.7%	$2,618.9
Organic change (Non-GAAP)	174.8	9.1%	152.6	21.8%	327.4	12.5%
Acquisition	49.3	2.6%	42.6	6.1%	91.9	3.5%
Constant dollar change (Non-GAAP)	224.1	11.7%	195.2	27.9%	419.3	16.0%
Foreign currency translation	(191.0)	(10.0)%	(81.3)	(11.6)%	(272.3)	(10.4)%
Total change	33.1	1.7%	113.9	16.3%	147.0	5.6%
2022 Net Sales	$1,951.5	70.6%	$814.4	29.4%	$2,765.9

Institutional. Net sales increased $33.1 million, or 1.7%, in 2022 compared with 2021. Foreign currency translation had a negative effect of $191.0 million. On a constant dollar basis, net sales increased $224.1 million, or 11.7%, with our acquisitions contributing $49.3 million of growth. Organic sales increased by 9.1% in 2022 as compared to 2021, primarily due to price increases to mitigate the effect of inflation, and volume growth (excluding Infection Prevention products) through a combination of new customer wins, innovation, and continued expansion with our existing customers. These increases were partially offset by a decrease in sales of Infection Prevention products, which have returned to a more normalized level, after demand increased significantly in 2020 and in the first quarter of 2021.

Food & Beverage. Net sales increased $113.9 million, or 16.3%, in 2022 compared with 2021. Foreign currency translation had a negative effect of $81.3 million. On a constant dollar basis, net sales increased $195.2 million, or 27.9%, with our acquisitions contributing $42.6 million of growth. Organic sales increased by 21.8% primarily due to price increases, volume growth through new customer wins, and success with the rollout of water treatment solutions.

2021 vs 2020

(in millions, except percentages)	Institutional		Food & Beverage		Total
2020 Net Sales	$1,995.3	75.9%	$633.9	24.1%	$2,629.2
Organic change (Non-GAAP)	(116.6)	(5.8)%	44.2	7.0%	(72.4)	(2.8)%
Acquisition	6.2	0.3%	17.7	2.8%	23.9	0.9%
Constant dollar change (Non-GAAP)	(110.4)	(5.5)%	61.9	9.8%	(48.5)	(1.8)%
Foreign currency translation	33.5	1.7%	4.7	0.7%	38.2	1.5%
Total change	(76.9)	(3.9)%	66.6	10.5%	(10.3)	(0.4)%
2021 Net Sales	1,918.4	73.3%	700.5	26.7%	2,618.9

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

Food & Beverage. Net sales increased $66.6 million, or 10.5%, in 2021 compared with 2020. Foreign currency translation had a positive effect of $4.7 million. On a constant dollar basis, net sales increased $61.9 million, or 9.8%, with our acquisitions contributing $17.7 million of growth. Organic sales increased 7.0%, as our Food & Beverage segment was less affected by the COVID-19 pandemic as many of our customers were considered essential businesses and did not experience shutdowns to the extent experienced in the Institutional segment. The increase in sales is primarily driven by new customer wins, pricing actions, and success with the rollout of water treatment solutions.

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

2022 vs 2021

Our gross profit was $875.8 million in 2022 and $1,017.3 million in 2021, and our gross margin was 31.7% in 2022 and 38.8% in 2021. Gross profit for 2022 was unfavorably impacted by $99.4 million of foreign currency translation, $84.8 million of non-recurring costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, and an $18.3 million charge for excess inventory related to COVID-19, which were offset by a $7.8 million decrease in share-based compensation. Excluding the impact of these items, gross profit decreased by $53.2 million during 2022, and was positively impacted by price increases and higher sales volumes as described above, which were offset by increased inflation, additional freight costs, and higher labor and manufacturing costs.

2021 vs 2020

Our gross profit was $1,017.3 million in 2021 and $1,069.8 million in 2020, and our gross margin was 38.8% in 2021 and 40.7% in 2020. Gross profit in 2021 was favorably impacted by $16.1 million of foreign currency translation, and was offset by a $13.9 million charge for excess inventory related to COVID-19 and a $7.5 million increase in share-based compensation related to the cash long-term incentive plan as a result of our IPO. Customer demand for sanitizer products surged at the outset of COVID-19, and we met the rapidly increasing demand and sold the vast majority of the sanitizer inventory. However, COVID-19 variant-related delays of customer reopenings and consumer activity resulted in a small portion of excess sanitizer inventory. Excluding the impact of these items, gross profit decreased by $47.2 million during 2021, and was negatively impacted by lower sales volumes as described above, as well as additional freight costs, increased inflation, and higher labor and manufacturing costs, which were partially offset by other cost reduction initiatives and price increases.

Selling, general and administrative expenses. Selling, general and administrative expenses are comprised primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

2022 vs 2021

Selling, general and administrative expenses were $797.6 million in 2022 compared to $826.8 million in 2021. The decrease of $29.2 million during 2022 was due in part in part to a $51.2 million decrease in share-based compensation and $65.3 million of favorable foreign currency translation. These decreases were partially offset by increases in employee compensation and benefit costs due to inflationary labor increases.

2021 vs 2020

Selling, general and administrative expenses were $826.8 million in 2021 compared to $835.7 million in 2020. The decrease of $8.9 million during 2021 was due in part to cost saving initiatives, reduced spending and cost control measures in response to COVID-19 implemented during 2021. These savings were partially offset by a $40.2 million increase in share-based compensation and $8.8 million of unfavorable foreign currency translation.

Transaction and integration costs. Transaction and integration costs were $51.3 million, $45.8 million, and $37.0 million during 2022, 2021 and 2020, respectively. These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company. Costs incurred in 2022 and 2021 in connection with becoming a publicly traded company were $8.0 million and $14.7 million, respectively.

Management fee. Pursuant to a management agreement with Bain Capital, we were obligated to pay Bain Capital an annual management fee of $7.5 million plus reasonable out-of-pocket expenses incurred in connection with management services provided. The management agreement was terminated in March 2021, pursuant to its terms upon the consummation of our IPO, and we recorded a termination fee of $17.5 million during 2021. We paid Bain Capital $19.4 million and $7.5 million in management fees during 2021 and 2020, respectively.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $90.2 million, $96.7 million, and $98.2 million during 2022, 2021 and 2020, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $48.7 million, $38.4 million, and $32.1 million during 2022, 2021 and 2020, respectively. In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $138.0 million of total costs related to this project, and charged $120.0 million over the life of the project and $111.9 million during the year ended December 31, 2022. Costs incurred in 2022 of $27.1 million are reflected in restructuring and exit costs and $84.8 million of non-recurring other costs related to facilities consolidations are reflected in Cost of sales. Our remaining costs for this project are approximately $18.5 million at December 31, 2022. Cost estimates for these projects have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily establishing additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery. In the fourth quarter of 2022, we also incurred restructuring costs related to a reduction in headcount to realign our personnel resources with our business needs, which was aimed at maintaining a competitive cost structure and workforce optimization. See Note 18 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Non-operating results. Our non-operating results were as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest expense	112.0	$126.3	$127.7
Foreign currency (gain) loss related to hyperinflationary subsidiaries	(1.9)	(2.1)	1.6
Loss on extinguishment of debt	—	15.6	—
Other (income) expense, net	(36.6)	(0.1)	(40.7)
	$73.5	$139.7	$88.6

Interest Expense. We incurred interest expense during 2022 of $73.0 million, $23.4 million and $8.3 million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other financial instruments (primarily derivatives), respectively. The Senior Secured Credit Facilities are variable-interest rate debt, and the increase in interest expense during 2022 is due to an increase in LIBOR. The 2021 Senior Notes are fixed-interest rate debt, and the decrease in interest expense during 2022 is due to our September 2021 debt refinancing, which reduced the fixed rate of interest. The decrease in interest expense during 2022 for the other financial instruments is primarily due to the impact of our interest rate and currency derivatives.

We incurred interest expense during 2021 of $57.2 million, $28.7 million and $13.1 million related to the Senior Secured Credit Facilities, the 2021 and 2017 Senior Notes and other financial instruments (primarily derivatives), respectively.

We incurred interest expense during 2020 of $83.0 million, $30.3 million and $3.1 million related to the Senior Secured Credit Facilities, the 2017 Senior Notes and other financial instruments (primarily derivatives), respectively.

Amortization of deferred financing costs and original issue discount totaling $7.3 million, $27.3 million, and $11.3 million for 2022, 2021 and 2020, respectively, are included in the interest expense line item disclosed above. Amortization expense in 2021 included $18.9 million of accelerated interest amortization was incurred during 2021.

Foreign currency loss related to hyperinflationary subsidiaries. The economies of Argentina and Turkey were designated as highly inflationary economies under U.S. GAAP on July 1, 2018 and April 1, 2022, respectively. Therefore, the U.S. dollar replaced the Argentine peso and the Turkish lira as the functional currency for our subsidiaries in these countries. All local currency denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in foreign currency (gain) loss related to our hyperinflationary subsidiaries.

Loss on extinguishment of debt. On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of 4.625% Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under our New Senior Secured Credit Facilities (as defined below) and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes.

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

Other (income) expense, net. Our other (income) expense, net was as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest income	$(4.8)	$(9.9)	$(5.9)
Unrealized foreign exchange (gain) loss	(5.9)	12.9	(25.1)
Realized foreign exchange (gain) loss	(2.1)	5.9	(0.9)
Non-cash pension and other post-employment benefit plan	(14.2)	(15.7)	(12.9)
Adjustment for tax indemnification asset	4.7	6.9	2.8
Factoring and securitization fees	5.7	4.7	4.3
Tax receivable agreement adjustments	(22.6)	(10.1)	—
Other, net	2.6	5.2	(3.0)
Total other (income) expense, net	$(36.6)	$(0.1)	$(40.7)

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

The adjustment of our tax indemnification asset was due to the lapse of statute of limitations for unrecognized tax benefits. See Note 14 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

The tax receivable agreement adjustments were due to changes in tax laws and changes in the valuation allowance against the deferred tax assets; therefore there was a net reduction of the tax benefits under the tax receivable agreement. See Note 14 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Income tax provision. For 2022, the difference in the statutory income tax benefit of $(35.2) million and the recorded income tax benefit of $(16.2) million was primarily attributable to a net $35.9 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets, offset by a net favorable change of $(25.1) million due to changes to unrecognized tax benefits.

For 2021, the difference in the statutory income tax benefit of $(28.4) million and the recorded income tax provision of $25.3 million was primarily attributable to $15.6 million of income tax expense related to non-deductible share-based compensation, and a net $23.8 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets.

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

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Institutional	$264.8	$319.8	$336.4
Food & Beverage	96.5	133.7	111.9
Total Segment Adjusted EBITDA	361.3	453.5	448.3
Corporate costs	(31.2)	(43.4)	(47.1)
Consolidated Adjusted EBITDA	$330.1	$410.1	$401.2

2022 vs 2021

(in millions, except percentages)	Institutional		Food & Beverage		Corporate		Total
2021 Adjusted EBITDA	$319.8	78.0%	$133.7	32.6%	$(43.4)	(10.6)%	$410.1
Adj EBITDA margin	16.7%		19.1%				15.7%
Organic change (non-U.S. GAAP)	(26.4)	(8.3)%	(31.0)	(23.2)%	11.7	27.0%	(45.7)	(11.1)%
Acquisition	6.8	2.1%	3.5	2.6%	—	—%	10.3	2.5%
Constant dollar change (Non-GAAP)	(19.6)	(6.1)%	(27.5)	(20.6)%	11.7	27.0%	(35.4)	(8.6)%
Foreign currency translation	(35.4)	(11.1)%	(9.7)	(7.3)%	0.5	1.2%	(44.6)	(10.9)%
Total change (U.S. GAAP)	(55.0)	(17.2)%	(37.2)	(27.8)%	12.2	28.1%	(80.0)	(19.5)%
2022 Adjusted EBITDA	$264.8	80.2%	$96.5	29.2%	$(31.2)	(9.5)%	$330.1
Adj EBITDA margin	13.6%		11.8%				11.9%

Institutional. Adjusted EBITDA decreased $55.0 million, or 17.2%, in 2022 as compared to 2021. Foreign currency translation had a negative effect of $35.4 million. On a constant dollar basis, Adjusted EBITDA in 2022 decreased $19.6 million, or 6.1%, as compared with 2021. Our acquisitions contributed $6.8 million of growth in 2022. Adjusted EBITDA margin decreased from 16.7% in 2021 to 13.6% in 2022, which reflected a decline in profit margin due to increased inflation, higher freight costs, higher manufacturing costs, higher labor costs, and a decrease in sales of Infection Prevention products. These were partially offset by volume growth (excluding Infection Prevention products) and price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Food & Beverage. Adjusted EBITDA decreased $37.2 million, or 27.8%, in 2022 compared with 2021. Foreign currency translation had a negative effect of $9.7 million. On a constant dollar basis, Adjusted EBITDA in 2022 decreased $27.5 million, or 20.6%, when compared to 2021. Our acquisitions contributed $3.5 million of growth in 2022. Adjusted EBITDA margin decreased from 19.1% in 2021 to 11.8% in 2022, which reflected a decline in gross profit margin due to high input cost inflation, particularly in Europe due to the Russia-Ukraine war, which were partially offset by volume growth and price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Corporate Costs. Corporate costs decreased from $43.4 million in 2021 to $31.2 million in 2022. The reduction was primarily driven by decreases in employee incentive compensation and changes in realized foreign exchange gains and other (income) expense, net.

2021 vs 2020

(in millions, except percentages)	Institutional		Food & Beverage		Corporate		Total
2020 Adjusted EBITDA	336.4	83.8%	111.9	27.9%	(47.1)	(11.7)%	401.2
Adj EBITDA margin	16.9%		17.7%				15.3%
Organic change (Non-GAAP)	(23.5)	(7.0)%	18.1	16.2%	3.5	7.4%	(1.9)	(0.5)%
Acquisition	1.1	0.3%	3.5	3.1%	—	—%	4.6	1.1%
Constant dollar change (Non-GAAP)	(22.4)	(6.7)%	21.6	19.3%	3.5	7.4%	2.7	0.7%
Foreign currency translation	5.8	1.7%	0.2	0.2%	0.2	0.4%	6.2	1.5%
Total change (U.S. GAAP)	(16.6)	(4.9)%	21.8	19.5%	3.7	7.9%	8.9	2.2%
2021 Adjusted EBITDA	319.8	78.0%	133.7	32.6%	(43.4)	(10.6)%	410.1
Adj EBITDA margin	16.7%		19.1%				15.7%

Institutional. Adjusted EBITDA decreased $16.6 million, or 4.9%, in 2021 as compared to 2020. Foreign currency translation had a positive effect of $5.8 million. On a constant dollar basis, Adjusted EBITDA in 2021 decreased $22.4 million, or 6.7%, as compared with 2020. Our acquisitions contributed $1.1 million to growth in 2021. Adjusted EBITDA margin decreased from 16.9% in 2020 to 16.7% in 2021, which reflected a decline in gross profit margin due to lower sales volumes and higher freight costs, inflation, and higher manufacturing costs reflecting social distancing and higher employee absenteeism from COVID-19, which was partially offset by cost saving initiatives.

Food & Beverage. Adjusted EBITDA increased $21.8 million, or 19.5%, in 2021 compared to 2020. Foreign currency translation had a positive effect of $0.2 million. On a constant dollar basis, Adjusted EBITDA in 2021 increased $21.6 million, or 19.3%, when compared to 2020. Our acquisitions contributed $3.5 million of growth in 2021. Adjusted EBITDA margin improved from 17.7% in 2020 to 19.1% in 2021, which was driven by price increases and cost control measures including in-year and carry over from prior year structural cost savings, headcount freezes, furlough assistance received in certain jurisdictions, and lower travel spend in response to the global COVID-19 pandemic.

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

The following table reconciles loss before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Loss before income tax provision (benefit)	$(185.5)	$(149.5)	$(29.3)
Interest expense	112.0	126.3	127.7
Interest income	(4.8)	(9.9)	(5.9)
Amortization expense of intangible assets acquired	90.2	96.7	98.2
Depreciation expense included in cost of sales	80.3	82.7	89.5
Depreciation expense included in selling, general and administrative expenses	10.0	8.1	7.9
EBITDA	102.2	154.4	288.1
Transaction and integration costs(1)	51.3	45.8	37.0
Restructuring and exit costs(2)	48.7	38.4	32.1
Other costs related to facilities consolidations(3)	84.8	—	—
Foreign currency (gain) loss related to hyperinflationary subsidiaries(4)	(1.9)	(2.1)	1.6
Adjustment for tax indemnification asset(5)	4.7	6.9	2.8
Acquisition accounting adjustments(6)	1.3	—	—
Bain Capital management fee(7)	—	19.4	7.5
Non-cash pension and other post-employment benefit plan(8)	(14.2)	(15.7)	(12.9)
Unrealized foreign currency exchange (gain) loss(9)	(5.9)	12.9	(25.1)
Factoring and securitization fees(10)	5.7	4.7	4.3
Share-based compensation(11)	56.2	115.2	67.5
Tax receivable agreement adjustments(12)	(22.6)	(10.1)	—
Loss on extinguishment of debt(13)	—	15.6	—
Realized foreign currency exchange loss on debt refinancing(14)	—	4.5	—
COVID-19 inventory charges(15)	18.3	13.9	—
Other items	1.5	6.3	(1.7)
Consolidated Adjusted EBITDA	$330.1	$410.1	$401.2

The following table reconciles net loss to Adjusted Net Income and basic and diluted loss per share to Adjusted EPS for the periods presented:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS(19)	Net Income (Loss)	Basic and diluted EPS(19)	Net Income (Loss)	Basic and diluted EPS(19)
Reported (GAAP)	$(169.3)	$(0.53)	$(174.8)	$(0.60)	$(38.5)	$(0.16)
Amortization expense of intangible assets acquired	90.2	0.28	96.7	0.33	98.2	0.40
Transaction and integration costs(1)	51.3	0.16	45.8	0.16	37.0	0.15
Restructuring and exit costs(2)	48.7	0.15	38.4	0.13	32.1	0.13
Other costs related to facilities consolidations(3)	84.8	0.26	0.0	0.00	0.0	0.00
Foreign currency (gain) loss related to hyperinflationary subsidiaries(4)	(1.9)	(0.01)	(2.1)	(0.01)	1.6	0.01
Adjustment for tax indemnification asset(5)	4.7	0.01	6.9	0.02	2.8	0.01
Acquisition accounting adjustments(6)	1.3	—	—	—	—	—
Bain Capital management fee(7)	—	—	19.4	0.07	7.5	0.03
Non-cash pension and other post-employment benefit plan(8)	(14.2)	(0.04)	(15.7)	(0.05)	(12.9)	(0.05)
Unrealized foreign currency exchange (gain) loss(9)	(5.9)	(0.02)	12.9	0.04	(25.1)	(0.10)
Share-based compensation(11)	56.2	0.18	115.2	0.40	67.5	0.28
Tax receivable agreement adjustments(12)	(22.6)	(0.07)	(10.1)	(0.03)	—	—
Loss on extinguishment of debt(13)	—	—	15.6	0.05	—	—
Realized foreign currency exchange loss on debt refinancing(14)	—	—	4.5	0.02	—	—
COVID-19 inventory charges(15)	18.3	0.06	13.9	0.05	—	—
Accelerated expense of deferred financing and original issue discount costs(16)	—	—	18.9	0.07	—	—
Other items	1.5	—	6.3	0.01	(1.7)	(0.01)
Tax effects related to non-GAAP adjustments(17)	(69.1)	(0.20)	(69.3)	(0.24)	(33.3)	(0.14)
Discrete tax adjustments(18)	12.7	0.04	29.3	0.10	(11.6)	(0.04)
Adjusted (Non-GAAP)	$86.7	$0.27	$151.8	$0.52	$123.6	$0.51

(1)These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company.

(2)Includes costs related to restructuring programs and business exit activities. See Note 18 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(3)Represents other costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, which are non-recurring and included in Cost of Sales in our Consolidated Statements of Operations.

(4)Argentina and Turkey were deemed to have highly inflationary economies and the functional currencies for our Argentina and Turkey operations were changed from the Argentine peso and Turkish lira to the U.S. dollar and remeasurement charges/credits are recorded in our Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Consolidated Balance Sheets.

(5)In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision. See Note 14 - Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

(8)Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans. See Note 13 - Retirement Plans in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(9)Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. dollar-denominated debt held by our European entity and our tax receivable agreement.

(10)Represents the fees to complete the sale of the receivables without recourse under our accounts receivable factoring and securitization agreements. See Note 6 - Financial Statement Details to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(11)Represents compensation expense associated with our share-based equity and liability awards. See Note 17 — Share-Based Compensation in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(12)Represents the adjustment to our tax receivable agreement liability due to changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement. See Note 14 — Income Taxes in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(13)Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(14)During 2021, we incurred a realized foreign currency exchange loss related to the refinancing of the Senior Secured Credit Facilities. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

(15)Represents charges for excess inventory and estimated disposal costs related to COVID-19.

(16)Represents accelerated non-cash expense of deferred financing costs and original issue discount costs as certain debt facilities were fully repaid or paid down significantly in March 2021 using proceeds from the IPO.

(17)The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(18)Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

(19)For purposes of calculating earnings (loss) per share we have retrospectively presented earnings (loss) per share as if the Reorganization Transactions (See Note 1 - General and Description of Business in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information) had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

Liquidity and Capital Resources
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers, amounts available under our Revolving Credit Facility (as defined below) and accounts receivable securitization program. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity, in addition to cash from operating activities, has been through our Revolving Credit Facility. As of December 31, 2022, we had cash and cash equivalents of $205.6 million and unused borrowing capacity of $444.6 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.

Material Cash Requirements. In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to spend an estimated $200.0 million in total cash on the strategic initiative through 2023, which consists of $65.0 million of capital expenditures and $135.0 million of expenses. Of these amounts, we paid $111.9 million for expenses during the year ended December 31, 2022. Our remaining cash requirements for 2023 are estimated at $6.7 million for capital expenditures and $20.0 million for expenses. Cost estimates for these projects have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily establishing additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery. We believe that cash flow from operations and available cash on hand will meet our ongoing need to fund this strategic initiative.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Change	Year Ended December 31, 2020	Change
Net cash provided by (used in) operating activities	$33.7	$(88.7)	$122.4	$103.0	$(191.7)
Net cash used in investing activities	$(176.7)	$(134.4)	$(42.3)	$(70.8)	$(63.6)
Net cash provided by financing activities	$157.5	$237.2	$(79.7)	$23.6	$213.6

Operating activities

Cash flows from operating activities increased $122.4 million during 2022 as compared to 2021, and was primarily attributable to favorable fluctuations in working capital items totaling $251.7 million. The changes in working capital reflect favorable fluctuations in accounts payable of $101.0 million, other assets and liabilities of $99.3 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), trade receivables of $50.5 million (primarily securitization activity) and inventory of $0.9 million.

Cash flows from operating activities decreased $191.7 million during 2021 as compared to 2020, and was primarily attributable to a decrease in net income and unfavorable fluctuations in working capital items totaling $162.7 million. The changes in working capital reflect unfavorable fluctuations in trade receivables of $143.8 million (primarily relating to increased sales in 2021 in Latin America and the Middle East and Africa, which have longer payment terms, and the securitization of receivables in 2020) and other assets and liabilities of $95.0 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), partially offset by a favorable fluctuation in accounts payable of $75.3 million.

Investing activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and capital investments in the business.

In 2022, we purchased Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England. Our total cash paid for all acquisitions in 2022 was $40.2 million.

Our investments in dosing and dispensing equipment and capital expenditures totaled $136.9 million, $119.2 million and $87.0 million during 2022, 2021 and 2020, respectively, due to new customer wins and opening a new warehouse and manufacturing facility in North America in the second half of 2022.

Cash received from beneficial interests on sold receivables was $40.1 million and $66.9 million during 2021 and 2020, respectively, as we terminated our factoring agreement in the fourth quarter of 2021.

In 2021, we purchased Avmor Ltd., Birko Corporation and Tasman Chemicals, and entered into a global exclusive license agreement with Halomine, Inc. for their patented HaloFilmTM disinfectant technology. Our total cash paid for acquisitions in 2021 was $56.3 million. In 2020, we purchased Wypetech and SaneChem for a total of $51.2 million.

Financing activities

Cash flows from financing activities primarily reflect proceeds from the issuance of ordinary shares in our IPO and follow-up offering, derivative transactions, and borrowings and repayment of debt.

In 2022, we terminated several existing derivative agreements, receiving net proceeds of $186.1 million, and simultaneously entered into new at-market derivative agreements with the same notional amounts and maturity dates as the terminated derivatives. Additionally, we paid $17.8 million on short-term and long-term borrowings.

In 2021, we received net proceeds from our IPO and follow-up offering of $940.1 million, and combined with amending our credit facilities as noted below, paid down long-term borrowings of $668.8 million. Additionally, we paid $42.7 million in deferred financing costs, original issue discount costs and bond redemption premium costs, primarily related to amending our credit facilities.

In 2020, we received net proceeds from long-term borrowings of $146.1 million, the proceeds of which were used to pay off our revolving credit facility borrowings of $120.0 million.

Debt Capitalization. We had $205.6 million and $207.6 million of cash and cash equivalents as of December 31, 2022 and December 31, 2021, respectively. The following table details our debt outstanding:

(in millions)	December 31, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,485.0	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	3.8	10.7
Finance lease obligations	11.6	4.4
Financing obligations	21.9	23.1
Unamortized deferred financing costs	(30.1)	(35.3)
Unamortized original issue discount	(7.0)	(8.3)
Total debt	1,985.2	1,994.6
Less: Current portion of long-term debt	(12.4)	(10.9)
Short-term borrowings	(3.8)	(10.7)
Long-term debt	$1,969.0	$1,973.0

On September 29, 2021, we entered into an amendment to our Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility,” and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. At December 31, 2022, the interest rate for the 2021 U.S. Dollar Term Loan is 7.17%. At December 31, 2022, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under our New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At December 31, 2022, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

The Merger, if consummated as contemplated in the Merger Agreement, is expected to constitute a "change of control" with respect the 2021 U.S. Dollar Term Loan and the 2021 Senior Notes. As such, it is expected that the 2021 U.S. Dollar Term Loan will be repaid and, with respect to the 2021 Senior Notes, we expect we will either make a Change of Control Offer (as defined in the indenture governing the 2021 Senior Notes (the "Indenture")) at a price equal to the Change of Control Payment (as defined in the Indenture) or redeem (which may include a satisfaction and discharge) the 2021 Senior Notes at the redemption price set forth in the Indenture, in each case, substantially concurrently with the closing of the Merger.

Critical Accounting Policies and Estimates
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

Revenue Recognition. Our revenue earning activities primarily involve manufacturing and selling products and services. Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Product sales, to end-customers or distributors, represents approximately 98% of our revenue and is recognized at a point-in-time, which is generally at the point in time when products have been shipped, right to payment has been obtained and risk of loss has been transferred.

Revenue is measured based on the consideration to which we expect to be entitled based on customer contracts. For sales to distributors, revenue is adjusted for variable consideration amounts, including but not limited to estimated discounts and distributor rebate programs. These estimates are determined based upon historical experience, contract terms, inventory levels in the distributor channel and other related factors. Adjustments to variable consideration estimates are recorded when circumstances indicate revisions may be necessary.

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

Long-Lived Assets. Long-lived assets represent a significant portion of our total assets, the aggregate amount of which was $1,513.7 million and $1,602.2 million, as of December 31, 2022 and December 31, 2021, respectively. Such long-lived assets primarily consist of definite-lived intangible assets in an aggregate amount of $1,165.9 million and $1,292.6 million as of December 31, 2022 and December 31, 2021, respectively.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Our goodwill had a carrying value of $462.8 million and $471.5 million as of December 31, 2022 and December 31, 2021, respectively. Indefinite-lived intangible assets, which consist of the Diversey trade name, had a carrying value of $818.2 million and $854.7 million as of December 31, 2022 and December 31, 2021, respectively.

We review goodwill for possible impairment on a reporting unit level, which are consistent with our operating segments. Goodwill and and indefinite-lived intangible assets are reviewed on an annual basis as of October 1st of each year, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. Such events may include, but are not limited to, impairment of other assets or establishment of valuation allowances on deferred tax assets, cash flow or operating losses at a reporting unit, negative current events or long-term outlooks for our industry, and negative adjustments to future forecasts. In performing the annual goodwill impairment assessment, we have the option under U.S. GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude from the qualitative assessment that there are no indicators of impairment, we do not perform a quantitative test, which would require a valuation of the reporting unit as of October 1. U.S. GAAP provides a set of qualitative factors such as macroeconomic, industry, market and company specific factors, including cost factors, overall financial performance, market capitalization, and other events specific to the Company to consider in performing the qualitative assessment described above, which factors are not all inclusive; management considers the factors it deems relevant in making its more likely than not assessments.

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

Based on the results of our 2022 and 2021 annual qualitative assessments, we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that our reporting units were not impaired.

For our 2020 annual assessment, we elected to bypass performing the qualitative screen and went directly to performing the quantitative test, which did not identify any impairment. As of December 31, 2020, the estimate of the excess of fair value over carrying value was greater than 20.0% of the fair value for both of our reporting units.

The fair value of our reporting units is determined using both an income approach, which is based on discounted cash flows (“DCF”), and a market approach when we quantitatively test goodwill for impairment, either on an interim basis or annual basis as of October 1 of each year. Significant judgments inherent in using a DCF analysis include the selection of appropriate discount and long-term growth rates and estimating the amount and timing of expected future cash flows. The expected cash flows used in the DCF analyses are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. The discount rates and growth rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate and the long-term growth rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors, and reflect our best estimate as of the impairment testing date. Any changes in such assumptions or estimates as a result of changes in our budgets, forecasts or negative macroeconomic trends could significantly affect the value of our reporting units which could impact whether an impairment of goodwill has occurred. The discount rate used in the quantitative test for determining the fair value of our reporting units was 9.0% in 2020. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The 2022, 2021 and 2020 annual assessments of the indefinite-lived intangible asset did not identify any impairments.

When performing a quantitative test, we determine the fair value of the indefinite-lived intangible asset using a relief from royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names. The future cash flows are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted revenue growth rates. Assumptions used in the relief from royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in our annual indefinite-lived impairment assessment was 9.5% in 2022 and 9.0% in 2020, and the royalty rate used in 2022 and 2020 was 3.0%.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of the indefinite-lived intangible asset exceeded the carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that the indefinite-lived intangible asset was not impaired.

Estimating the fair value of a reporting unit and the indefinite-lived intangible asset involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in our strategy, or other factors could negatively affect the fair value of our reporting units or the indefinite-lived intangible asset and result in a material impairment charge in the future.

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

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized in our Consolidated Financial Statements. See Note 13 - Retirement Plans in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

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

Interest rate risk. We are exposed to market risk associated with changes in interest rates, and are subject to interest rate risk associated with our New Senior Secured Credit Facilities. The primary purpose of our cash flow hedging activities is to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of our floating-rate and U.S dollar denominated debt. We will continue to evaluate various hedging strategies that we may put in place in the future with respect to interest rate risk. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows.

We have $500.0 million of fixed rate debt as a result of the issuance of the 2021 Senior Notes. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows.

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our annual interest expense by approximately $0.5 million per year prior to our debt refinancing in 2021 and approximately $2.5 million per year at the time of our September 2021 debt refinancing. Presently, a hypothetical 25 basis point increase in interest rates would have increased our annual interest expense by approximately $0.8 million per year. This lower interest rate sensitivity is a result of our interest hedging strategies.

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

Approximately 81.0% of our net sales for the year ended December 31, 2022 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Diversey Holdings, Ltd.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diversey Holdings, Ltd. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived and Intangible Asset Impairment Assessments

Description of the Matter
As described in Notes 3 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible asset balance was $818.2 million, as of December 31, 2022. Management reviews its indefinite-lived intangible asset for impairment on an annual basis as of October 1st of each year or more frequently whenever events or circumstances indicate that the carrying value of the indefinite-lived intangible asset may not be recoverable. The Company performed a quantitative approach to test for impairment based on the relief from royalty method.

Auditing management’s annual indefinite-lived intangible asset impairment test required the application of greater auditor judgment. Auditing management’s indefinite-lived intangible impairment analyses was complex and judgmental due to the estimation required in determining the fair value of the indefinite-lived intangible asset. In particular, the fair value estimates included significant assumptions for the revenue growth rates and the discount rate which are affected by expectations about macroeconomic and industry specific factors.

How We Addressed the Matter in Our Audit	We evaluated the Company’s assessment of the impairment of indefinite-lived intangibles. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement related to the indefinite-lived intangible asset impairment test, including management’s development and review of the significant assumptions discussed above.

To test the estimated fair value of the Company’s indefinite-lived intangible asset, we performed audit procedures that included, among others, assessing fair value methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends and the Company’s historical trends with consideration given to changes in the Company’s business, customer base and other relevant factors. We assessed the historical accuracy of management’s projected revenue growth estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value that would result from changes in these assumptions. We tested the completeness and accuracy of the underlying data used in the Company’s valuation model, which included clerical testing of the valuation model and agreement of prospective financial information within the model to the Company’s internal forecasts. We involved our valuation specialist to assist in our evaluation of the Company’s model, valuation methodologies, and significant assumptions including the discount rate used by management.

Goodwill Asset Impairment Assessment

Description of the Matter
As described in Notes 3 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $462.8 million as of December 31, 2022. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. Management reviews goodwill for impairment on an annual basis as of October 1st of each year or more frequently whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment of goodwill to determine whether there was a greater than 50 percent likelihood that the fair value of each reporting unit was less than its carrying value.

Auditing management’s annual goodwill impairment test required the application of greater auditor judgment. Qualitative events and circumstances, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and its reporting units, required a higher degree of auditor judgment to evaluate. These events and circumstances could have a significant effect on the Company’s qualitative assessment and the determination of whether further quantitative analysis of goodwill for impairment was required.

How We Addressed the Matter in Our Audit	We evaluated the Company’s assessment of the impairment of goodwill. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement related to the goodwill impairment test, including management’s development and review of the qualitative factors discussed above.

To test the qualitative assessment of the Company’s reporting units, we performed audit procedures that included, among others, considering macroeconomic indicators; evaluating information from third-party analyst reports across the manufacturing and hygiene solutions industries; analyzing the financial performance of the consolidated Company and reporting units including comparison to guideline public companies in the same industry; and recalculating the Company’s market capitalization and reporting unit carrying value. We further assessed the historical accuracy of management’s estimates of future financial performance, changes in estimated future cash flows, and performed sensitivity analyses of significant assumptions, such as projected future cash flows and discount rate, to evaluate if changes in these inputs could indicate that the fair value of the reporting units were more likely than not less than the carrying value. We involved our valuation specialist to assist in our evaluation of the significance and sensitivity of the significant assumptions most likely to affect the fair value of the reporting units.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Charlotte, North Carolina
March 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Diversey Holdings, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Diversey Holdings, Ltd.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Diversey Holdings, Ltd. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design and operation of controls related to existence of inventory held at certain locations and controls over the timing of revenue recognition and certain information used to estimate customer rebate accruals within the Company’s revenue recognition process.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shorrock Trichem Ltd., which is included in the 2022 consolidated financial statements of the Company and constituted 1.4% and 7.2% of total and net assets, respectively, as of December 31, 2022 and 1.3% and 1.6% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Shorrock Trichem Ltd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 17, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 17, 2023

Diversey Holdings, Ltd.
Consolidated Balance Sheets

(in millions except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$205.6	$207.6
Trade receivables, net of allowance for doubtful accounts of $21.7 and $23.5	457.4	414.3
Other receivables	77.1	59.3
Inventories (Note 6)	354.6	337.6
Prepaid expenses and other current assets (Note 6)	110.6	69.4
Total current assets	1,205.3	1,088.2
Property and equipment, net (Note 7)	254.1	210.7
Goodwill (Note 8)	462.8	471.5
Intangible assets, net (Note 8)	1,984.1	2,147.3
Other non-current assets (Note 6)	348.4	382.3
Total assets	$4,254.7	$4,300.0

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings (Note 10)	$3.8	$10.7
Current portion of long-term debt (Note 10)	12.4	10.9
Accounts payable	552.6	434.3
Accrued restructuring costs (Note 18)	28.0	16.7
Other current liabilities (Note 6)	399.2	384.5
Total current liabilities	996.0	857.1
Long-term debt, less current portion (Note 10)	1,969.0	1,973.0
Deferred taxes (Note 14)	148.6	164.3
Other non-current liabilities (Note 6)	468.1	520.0
Total liabilities	3,581.7	3,514.4
Commitments and contingencies (Note 15)
Stockholders' equity:
Ordinary shares, $0.0001 par value per share; 1,000,000,000 shares authorized, 324,328,774 and 324,369,517 shares outstanding in 2022 and 2021	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 shares authorized, 0 shares outstanding in 2022 and 2021	—	—
Additional paid-in capital	1,717.5	1,662.7
Accumulated deficit	(889.4)	(720.1)
Accumulated other comprehensive loss (Note 19)	(155.1)	(157.0)
Total stockholders' equity	673.0	785.6
Total liabilities and stockholders' equity	$4,254.7	$4,300.0

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Operations

(in millions except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net sales	$2,765.9	$2,618.9	$2,629.2
Cost of sales (Note 18)	1,890.1	1,601.6	1,559.4
Gross profit	875.8	1,017.3	1,069.8
Selling, general and administrative expenses	797.6	826.8	835.7
Transaction and integration costs	51.3	45.8	37.0
Management fee (Note 16)	—	19.4	7.5
Amortization of intangible assets	90.2	96.7	98.2
Restructuring and exit costs (Note 18)	48.7	38.4	32.1
Operating income (loss)	(112.0)	(9.8)	59.3
Interest expense	112.0	126.3	127.7
Foreign currency (gain) loss related to hyperinflationary subsidiaries	(1.9)	(2.1)	1.6
Loss on extinguishment of debt	—	15.6	—
Other (income) expense, net (Note 6)	(36.6)	(0.1)	(40.7)
Loss before income tax provision (benefit)	(185.5)	(149.5)	(29.3)
Income tax provision (benefit) (Note 14)	(16.2)	25.3	9.2
Net loss	$(169.3)	$(174.8)	$(38.5)

Basic and diluted loss per share (Note 21)	$(0.53)	$(0.60)	$(0.16)
Basic and diluted weighted average shares outstanding (Note 21)	320.2	290.4	243.2

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Comprehensive Loss

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(169.3)	$(174.8)	$(38.5)
Other comprehensive income (loss):
Pension plans and post-employment benefits, net of taxes of $(8.9), $(10.8) and $13.9	21.7	36.0	(29.0)
Hedging activities, net of taxes of $(18.5), $(3.4) and $6.3	68.2	13.3	(19.8)
Foreign currency translation adjustments	(88.0)	6.4	(99.4)
Other comprehensive income (loss):	1.9	55.7	(148.2)
Comprehensive loss	$(167.4)	$(119.1)	$(186.7)

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Stockholders' Equity

(in millions)	Common Stock	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2020	$2.2	$—	$242.2	$(501.1)	$(64.5)	$(321.2)
Equity contributions	—	—	5.0	—	—	5.0
Pension plans and post-employment benefits	—	—	—	—	(29.0)	(29.0)
Cash flow hedging activities, net of tax	—	—	—	—	(19.8)	(19.8)
Foreign currency translation adjustments	—	—	—	—	(99.4)	(99.4)
Adoption of new accounting standard Topic ASC 326	—	—	—	(5.7)	—	(5.7)
Net loss	—	—	—	(38.5)	—	(38.5)
Balance as of December 31, 2020	2.2	—	247.2	(545.3)	(212.7)	(508.6)
Effect of reorganization transactions	(2.2)	—	(39.6)	—	—	(41.8)
Issuance of ordinary shares sold in IPO, net of offering costs	—	—	725.7	—	—	725.7
Exchange of preferred equity certificates for ordinary shares	—	—	620.9	—	—	620.9
Modification of share-based awards	—	—	68.1	—	—	68.1
Share based compensation	—	—	81.7	—	—	81.7
Tax receivable agreement	—	—	(255.7)	—	—	(255.7)
Issuance of additional ordinary shares, net of offering costs	—	—	214.4	—	—	214.4
Pension plans and post-employment benefits	—	—	—	—	36.0	36.0
Cash flow hedging activities, net of tax	—	—	—	—	13.3	13.3
Foreign currency translation adjustments	—	—	—	—	6.4	6.4
Net loss	—	—	—	(174.8)	—	(174.8)
Balance as of December 31, 2021	—	—	1,662.7	(720.1)	(157.0)	785.6
Share based compensation	—	—	54.8	—	—	54.8
Pension plans and post-employment benefits		—	—	—	21.7	21.7
Cash flow hedging activities, net of tax	—	—	—	—	68.2	68.2
Foreign currency translation adjustments	—	—	—	—	(88.0)	(88.0)
Net loss	—	—	—	(169.3)	—	(169.3)
Balance as of December 31, 2022	$—	$—	$1,717.5	$(889.4)	$(155.1)	$673.0

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating activities:
Net loss	$(169.3)	$(174.8)	$(38.5)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	180.5	187.5	195.6
Amortization of deferred financing costs and original issue discount	7.3	27.3	11.3
Amortization of fair value step up of acquired inventory	1.3	—	—
Loss on extinguishment of debt	—	15.6	—
(Gain) loss on cash flow hedges	6.9	4.1	(3.2)
Deferred taxes	(26.2)	(25.3)	(28.8)
Unrealized foreign exchange (gain) loss	(5.9)	12.9	(25.1)
Share-based compensation	54.8	81.7	67.5
Impact of highly inflationary subsidiaries	(1.9)	(2.1)	1.6
Provision for (recovery of) bad debts	3.2	(1.2)	11.1
Provision for slow moving inventory	17.2	12.0	13.4
Non-cash pension benefit	(14.2)	(15.7)	(12.9)
Non-cash restructuring and exit costs	—	16.1	—
Non-cash tax receivable agreement adjustments	(22.6)	(10.1)	—
Gain on sale of property and equipment	(0.3)	(3.4)	(0.6)
Changes in operating assets and liabilities:
Trade receivables, net	(76.3)	(126.8)	17.0
Inventories, net	(68.7)	(69.6)	(70.4)
Accounts payable	142.8	41.8	(33.5)
Income taxes, net	(31.7)	3.8	(34.0)
Other assets and liabilities, net	36.8	(62.5)	32.5
Cash provided by (used in) operating activities	33.7	(88.7)	103.0
Investing activities:
Business acquired in purchase transactions, net of cash acquired	(40.2)	(56.3)	(51.2)
Acquisition of intellectual property	—	(3.0)	—
Proceeds from sale of property and equipment and other assets	0.4	4.0	0.5
Dosing and dispensing equipment	(77.3)	(64.6)	(45.6)
Capital expenditures	(59.6)	(54.6)	(41.4)
Collection of deferred factored receivables	—	40.1	66.9
Cash used in investing activities	(176.7)	(134.4)	(70.8)
Financing activities:
Contingent consideration payments	(4.6)	(3.2)	(5.4)
Proceeds (payments)/from short-term borrowings	(6.2)	11.8	(0.4)
Proceeds from revolving credit facility	50.0	140.0	90.0
Payments on revolving credit facility	(50.0)	(140.0)	(210.0)
Proceeds from long-term borrowings	—	2,000.0	169.0
Payments on long-term borrowings	(17.8)	(2,668.8)	(22.9)
Payment of deferred financing costs and original issue discount	—	(35.1)	(1.7)

Payment of bond redemption premium	—	(7.6)	—
Issuance of ordinary shares sold in IPO, net of offering costs	—	725.7	—
Issuance of additional ordinary shares, net of offering costs	—	214.4	—
Equity contributions	—	—	5.0
Proceeds from termination of derivatives	186.1	—	—
Cash provided by financing activities	157.5	237.2	23.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16.5)	(7.6)	3.6
Increase (decrease) in cash, cash equivalents and restricted cash	(2.0)	6.5	59.4
Cash, cash equivalents and restricted cash at beginning of period(a)	208.2	201.7	142.3
Cash, cash equivalents and restricted cash at end of period(a)	$206.2	$208.2	$201.7

Supplemental Cash Flow Information:
Interest payments	$86.5	$111.9	$117.1
Income tax payments	$41.2	$48.1	$56.4
Non-cash conversion of preferred equity certificates to equity	$—	$620.9	$—
Beneficial interest obtained in exchange for factored receivables	$—	$25.6	$65.7

Restricted cash (which includes compensating balance deposits) is recorded in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets.

(a) Restricted cash was $0.6 million, $0.6 million and $8.8 million as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND DESCRIPTION OF BUSINESS

Diversey Holdings, Ltd. (hereafter the "Company", “we”, “us”, and “our”) is a leading provider of hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We were formed as an exempted company incorporated under the laws of the Cayman Islands with limited liability, on November 3, 2020 for the purpose of completing a public offering and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries.

On March 29, 2021, we completed an initial public offering of 46,153,846 Ordinary Shares at a public offering price of $15.00 per Ordinary Share ("the IPO"), receiving $654.3 million in net proceeds, after deducting the underwriting discount and offering expenses. On April 9, 2021, we issued and sold an additional 5,000,000 Ordinary Shares pursuant to the underwriters' partial exercise of their option to purchase additional shares, receiving an incremental $71.4 million in net proceeds, after deducting the underwriting discount and offering expenses. Our Ordinary Shares trade on The Nasdaq Global Select Market under the ticker symbol "DSEY".

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 9,000 employees as of December 31, 2022.

NOTE 2 - BASIS OF PRESENTATION

Our Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. These Consolidated Financial Statements reflect our financial position, results of operations, cash flows and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. All amounts are in U.S. dollar denominated millions, except per share amounts and unless otherwise noted, and are approximate due to rounding. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. The accompanying notes are an integral part of the Consolidated Financial Statements. Certain amounts within Transaction and integration costs (formerly described as "Transition and transformation costs") in the prior years' Consolidated Statements of Operations have been reclassified into Restructuring and exit costs and Cost of sales to conform to the current year presentation, with no impact on net loss or accumulated deficit.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods. These estimates include, among other items, purchase price accounting, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of the fair value of financial instruments, useful lives and recoverability of tangible and intangible assets and impairment of goodwill, assumptions used in our defined benefit pension plans and other post-

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
employment benefit plans, fair value measurement of assets, rebate costs, costs for incentive compensation, the valuation allowance on deferred tax assets and accruals for commitments and contingencies. Management reviews these estimates and assumptions periodically and reflects the effects of any revisions in the Consolidated Financial Statements in the period management determines any revisions to be necessary. Actual results could differ materially from these estimates.

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

The determination of the fair value of assets acquired and liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the date of the acquisition. Where appropriate, external advisors are consulted to assist in the determination of fair value. For non-observable market values, fair value has been determined using acceptable valuation principles (e.g., multiple excess earnings and relief from royalty methods) which is considered to be a Level 3 fair value. Refer to Note 12 - Fair Value Measurements and Other Financial Instruments for further information.

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

Impact of Inflation and Currency Fluctuations

Argentina. Argentina has been designated a highly inflationary economy under U.S. GAAP effective July 1, 2018, and the U.S. dollar replaced the Argentine peso as the functional currency for our subsidiaries in Argentina. All peso-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in Foreign currency (gain) loss related to hyperinflationary subsidiaries on the Consolidated Statements of Operations.

Turkey. Turkey has been designated a highly inflationary economy under U.S. GAAP effective April 1, 2022, and the U.S. dollar replaced the Turkish lira as the functional currency for our subsidiaries in Turkey. All lira-denominated monetary assets and liabilities are remeasured into U.S. dollars using the current exchange rate available to us, and any changes in the exchange rate are reflected in Foreign currency (gain) loss related to hyperinflationary subsidiaries on the Consolidated Statements of Operations.

As a result of these designations, we recorded remeasurement gains of $1.9 million and $2.1 million for the years ended December 31, 2022 and December 31, 2021, respectively, and a remeasurement loss of $1.6 million for the year December 31, 2020.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments

We may from time to time use financial instruments, such as cross-currency swaps, interest rate swaps, caps and collars, U.S. Treasury lock agreements and foreign currency exchange forward contracts and options relating to borrowing and trade activities. We may also use these financial instruments from time to time to manage exposure to fluctuations in interest rates and foreign currency exchange rates. We do not purchase, hold or sell derivative financial instruments for trading purposes. We face credit risk if the counterparties to these transactions are unable to perform their obligations. Our policy is to have counterparties to these contracts that are rated at least BBB- by Standard & Poor’s and Baa3 by Moody’s.

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

Generally, our practice is to terminate derivative transactions if the underlying asset or liability matures, is sold or terminated, or if it is determined that the underlying forecasted transactions are no longer probable of occurring. Any deferred gains or losses associated with derivative instruments are recognized in the Consolidated Statements of Operations over the period in which the income or expense on the underlying hedged transaction was recognized. See Note 11 - Derivatives and Hedging Activities for further information.

Revenue Recognition

Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or services to customers. Revenue from products and sold equipment to end customers and distributors represents approximately 98% of our revenue and is recognized when obligations under the terms of a contract with the customer are satisfied, which generally occurs with the transfer of products or delivery of the equipment. Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided and corresponds with the transfer of control. See Note 4 - Revenue Recognition for further information.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Tax Collected from Customers

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected from customers, are excluded from net sales.

Research and Development

Research and development costs, which consist primarily of employee related costs, are expensed as incurred, and were $27.9 million, $33.4 million and $32.2 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Costs incurred are recorded as a component of Selling, general and administrative expenses within the Consolidated Statements of Operations.

Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is generally expensed over the requisite service period. See Note 17—Share-based Compensation for further information.

Restructuring and Exit Costs

Our restructuring and exit activities are associated with a series of strategic initiatives aimed at maintaining a competitive cost structure, workforce optimization and further refinement of our business model and our strategy of selling solutions to customers. Restructuring and exit charges incurred in connection with these activities consist of employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, non-cash asset charges and other direct incremental costs. Restructuring and exit charges are presented separately on the Consolidated Statements of Operations.

Transaction and Integration Costs

Our transaction and integration costs consist primarily of professional and consulting services which are non-operational in nature. These costs relate to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company.

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if commitments to issue ordinary shares were exercised or equity awards vested resulting in the issuance of ordinary shares that could share in the earnings of the Company. See Note 21 - Earnings (Loss) Per Share for further information.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Our policy is to invest cash in excess of short-term operating and debt service requirements in cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of the instruments. Our policy is to transact with counterparties that are rated at least A- by Standard & Poor’s and A3 by Moody’s. Some of our operations are located in countries that are rated below A- or A3. In this case, we try to minimize our risk by holding cash and cash equivalents at financial institutions with which we have existing global relationships whenever possible, diversifying counterparty exposures and minimizing the amount held by each counterparty and within the country in total.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, as determined by the first-in, first-out method. Costs related to inventories include raw materials, direct labor and manufacturing overhead which are included in cost of sales on the Consolidated Balance Sheets. Costs such as idle facility expense, excessive scrap and re-handling costs are expensed as incurred. We maintain reserves to reduce the value of inventory to the lower of cost or net realizable value, including reserves for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, forecasted demand, and market conditions that diminish the value of existing inventories. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required and may be material to earnings. See Note 6 - Financial Statement Details for further information.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is initially assigned to reporting units as of the acquisition date. Goodwill and indefinite-lived intangible assets represent a significant portion of our total assets. Our goodwill had a carrying value of $462.8 million and $471.5 million as of December 31, 2022 and December 31, 2021, respectively. Indefinite-lived intangible assets, which consist of the Diversey trade name, had a carrying value of $818.2 million and $854.7 million as of December 31, 2022 and December 31, 2021, respectively.

We review goodwill for possible impairment on a reporting unit level, which are consistent with our operating segments. Goodwill and indefinite-lived intangible assets are reviewed on an annual basis as of October 1st of each year, or more frequently if an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset has declined below its carrying value. Such events may include, but are not limited to, impairment of other assets or establishment of valuation allowances on deferred tax assets, cash flow or operating losses at a reporting unit, negative current events or long-term outlooks for our industry, and negative adjustments to future forecasts. In performing the annual goodwill impairment assessment, we have the option under U.S. GAAP to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we conclude from the qualitative assessment that there are no indicators of impairment, we do not perform a quantitative test, which would require a valuation of the reporting unit as of October 1. U.S. GAAP provides a set of qualitative factors such as macroeconomic, industry, market and company specific factors, including cost factors, overall financial performance, market capitalization, and other events specific to the Company to consider in performing the qualitative assessment described above, which factors are not all inclusive; management considers the factors it deems relevant in making its more likely than not assessments.

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

Based on the results of our 2022 and 2021 annual qualitative assessments, we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that our reporting units were not impaired.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For our 2020 annual assessment, we elected to bypass performing the qualitative screen and went directly to performing the quantitative test, which did not identify any impairment. As of December 31, 2020, the estimate of the excess of fair value over carrying value was greater than 20.0% of the fair value for both of our reporting units.

The fair value of our reporting units is determined using both an income approach, which is based on discounted cash flows (“DCF”), and a market approach when we quantitatively test goodwill for impairment, either on an interim basis or annual basis as of October 1 of each year. Significant judgments inherent in using a DCF analysis include the selection of appropriate discount and long-term growth rates and estimating the amount and timing of expected future cash flows. The expected cash flows used in the DCF analyses are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted growth rates. The discount rates and growth rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows of the respective reporting units. Assumptions used in the DCF analyses, including the discount rate and the long-term growth rate, are assessed based on each reporting unit's current results and forecasted future performance, as well as macroeconomic and industry specific factors, and reflect our best estimate as of the impairment testing date. Any changes in such assumptions or estimates as a result of changes in our budgets, forecasts or negative macroeconomic trends could significantly affect the value of our reporting units which could impact whether an impairment of goodwill has occurred. The discount rate used in the quantitative test for determining the fair value of our reporting units was 9.0% in 2020. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit. To determine a peer group of companies for our respective reporting units, we considered companies relevant in terms of consumer use, monetization model, margin and growth characteristics, and brand strength operating in their respective sectors.

If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment equal to the excess is recorded. The 2022, 2021 and 2020 annual assessments of the indefinite-lived intangible asset did not identify any impairments.

When performing a quantitative test, we determine the fair value of the indefinite-lived intangible asset using a relief from royalty DCF valuation analysis. Significant judgments inherent in this analysis include the selection of appropriate royalty and discount rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names. The future cash flows are based on our most recent forecast and budget and, for years beyond the budget, our estimates, which are based, in part, on forecasted revenue growth rates. Assumptions used in the relief from royalty DCF analyses, including the discount rate and royalty rate, are assessed annually based on the actual and projected cash flows related to the asset, as well as macroeconomic and industry specific factors. The discount rates used in our annual indefinite-lived impairment assessment was 9.5% in 2022 and 9.0% in 2020, and the royalty rate used in 2022 and 2020 was 3.0%.

Based on the results of our 2021 annual qualitative assessment, we concluded that it was more likely than not that the fair value of the indefinite-lived intangible asset exceeded the carrying value. As such, it was not necessary to perform a quantitative impairment analysis, and we concluded that the indefinite-lived intangible asset was not impaired.

Estimating the fair value of a reporting unit and the indefinite-lived intangible asset involves uncertainties because it requires management to develop numerous assumptions, including assumptions about the future growth and potential volatility in revenues and costs, capital expenditures, industry economic factors and future business strategy. Changes in projected revenue growth rates, projected operating income margins or estimated discount rates due to uncertain market conditions, loss of one or more key customers, changes in our strategy, or other factors could negatively affect the fair value of our reporting units or the indefinite-lived intangible asset and result in a material impairment charge in the future.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets

Long-lived assets represent a significant portion of our total assets, the aggregate amount of which was $1,513.7 million and $1,602.2 million, as of December 31, 2022 and December 31, 2021, respectively. Such long-lived assets primarily consist of definite-lived intangible assets in an aggregate amount of $1,165.9 million and $1,292.6 million as of December 31, 2022 and December 31, 2021, respectively.

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

Definite-lived intangible assets are amortized over their estimated economic lives. The reasonableness of the useful lives of these assets is regularly evaluated. Once these assets are fully amortized, they are removed from the balance sheet. We evaluate these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Lessee Operating and Finance Leases

We have various operating and finance lease agreements related to property, machinery, vehicles and other equipment. Our operating leases include vehicles, buildings, equipment, material handling, storage and land. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease. Our finance leases relate to vehicles and equipment.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Lessor Operating and Sales-Type Leases

We lease dosing and dispensing equipment to customers under operating and sales-type leases. Our accounting policy for these leases is to account for lease and non-lease components separately. The non-lease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, see Note 4 - Revenue Recognition for further information. Revenue from operating leases is recognized on a straight-line basis over the life of the lease. Cost of sales from operating leases includes the depreciation expense for assets under lease. The assets are depreciated over their estimated useful lives.  Revenue from sales-type leases is recognized as the present value of the future lease payments in the period the lease agreement is signed and the equipment is delivered to the customer.  Interest income is recognized using the effective interest method over the life of the lease.  Cost of sales from sales-type leases includes the cost for assets under lease. Initial lease terms range from one year to five years and most leases include renewal options.

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

In general, material changes to the principal assumptions could have a material impact on the costs and liabilities recognized in our Consolidated Financial Statements. Refer to Note 13 - Retirement Plans for further information.

New Accounting Guidance

We consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance is expected to improve the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. ASU No. 2022-04 is effective for us as of January 1, 2023 on a retrospective basis including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for us as of January 1, 2024. Early adoption is permitted. We had no supplier finance programs during 2022, but anticipate implementing a program in 2023. We do not believe that the adoption of ASU 2022-04 will have an impact on our Consolidated Financial Statements with the exception of expanded annual disclosures.

NOTE 4 - REVENUE RECOGNITION

We recognize revenue from contracts with customers under ASC 606 using the following five-step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied upon transfers of control of a good or service to a customer. We recognize revenue based on the expected amount of consideration to be received for the provided goods or services, taking into account the expected value of variable consideration.

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

In the event a contract does not have a minimum purchase obligation nor contain any of the provisions to establish enforceable rights and obligations, part of the contract may still be enforceable when a purchase order is issued and the purchase order relates to a section of the agreement. Most of our contracts do not contain minimum purchase obligations or early termination penalties for the customer.

Performance Obligations

A performance obligation must include a promise to deliver goods or services whereby the good or service must be distinct in the contract. The most common examples of our distinct performance obligations are consumables, training, equipment sales, installation, and maintenance. The other goods or services promised in the contract are not identified as performance obligations when they are not separate, distinct, or material.

Transaction Price and Variable Consideration

Our contracts contain fixed and variable components. Our variable considerations include, but are not limited to, rebates, prebates, discounts, and returns. The amount of variable consideration is estimated at contract inception by using the most likely amount method pending on the nature of the variable consideration. Such variable

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
consideration is re-evaluated each reporting period, and accruals are booked based on the re-evaluated estimates and variable consideration recognized to date.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 25.9%, 25.0% and 25.8% of gross sales for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Allocation of Transaction Price

We allocate the transaction price to performance obligations in proportion to their standalone selling prices. We obtain the transaction price of performance obligations by using the selling prices for performance obligations with observable prices sold on a standalone basis. When observable prices are not readily available, we estimate the standalone selling prices by using the expected cost plus a margin approach.

Satisfaction of Performance Obligations

The timing of revenue recognition depends on the nature of each performance obligation. In general, the time between when a performance obligation is satisfied and when billing and payment occur is closely aligned, with the exception of revenue for services, which is satisfied over the life of the contract. The sale of goods is recorded at a point in time when the customer obtains control of the asset. Transfer of control is indicated when we have a present right to payment for the goods, the customer has legal title to the asset, we have transferred physical possession of the goods to the customer, the customer has the significant risks and rewards of ownership of the goods, or the customer has accepted the goods. Revenue for services, such as maintenance or training, that are performed over the life of a contract are recognized based on the activity we expect to undertake to fulfill the performance obligation.

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Europe	$1,248.9	$1,153.1	$1,129.3
North America	659.8	701.7	777.2
Asia Pacific	339.7	328.8	312.0
Middle East and Africa	274.1	231.1	217.2
Latin America	218.6	183.5	168.5
Topic 606 Revenue	2,741.1	2,598.2	2,604.2
Non-Topic 606 Revenue (Leasing: Sales-type and Operating)	24.8	20.7	25.0
Total	$2,765.9	$2,618.9	$2,629.2

Contract Balances

Timing differences occur when billing precedes or succeeds the satisfaction of the corresponding performance obligation. If the timing differences between billing and services recognized over time is significant, we record a liability (unearned revenue) and do not recognize revenue until the performance obligation is satisfied. There were no material timing differences that led to contract liabilities as of December 31, 2022 and December 31, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Assets Recognized For the Costs To Obtain A Contract

In certain instances, we incur incremental direct costs of a transaction, such as prebates, equipment provided free on loan, or other related expenses in the contract negotiation phase. Because these costs are likely incurred to transition to a new relationship or part of a negotiated renewal of a long-term relationship, these costs are considered costs to obtain a contract and are deferred and amortized over the period in which revenue is recognized or the useful life of the equipment, provided that unamortized deferred costs are considered recoverable. These amounts are recorded within Other non-current assets on our Consolidated Balance Sheets. Refer to Note 6 - Financial Statement Details for further information.

NOTE 5 - ACQUISITIONS

We make business acquisitions that align with our strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition date. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during any of the years presented were not significant to our consolidated financial statements; therefore, pro forma financial information is not presented. Costs incurred related to acquisitions are included as part of Transaction and integration costs in the Consolidated Statements of Operations.

2022 Activity

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services in the United Kingdom for the Institutional business segment.

In 2022, we recorded purchase accounting adjustments associated with our 2021 acquisitions of Tasman Chemicals Pty. Limited, Avmor Ltd, and Birko Corporation. As a result, the acquisition related net assets decreased by $1.6 million, goodwill increased by $0.1 million, and we paid $1.5 million in additional consideration related to a net working capital adjustment.

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

2020 Activity

On December 30, 2020, we acquired SaneChem sp. z o o, a Poland-based supplier of specialized hygiene solutions. This acquisition further expanded our footprint within Europe and the results of operations for this business are reported within the Food & Beverage business segment.

On July 1, 2020, we acquired Wypetech, LLC, a contract manufacturer based out of Milwaukee, Wisconsin, that specializes in the production of disinfecting wipes used in a variety of end markets including healthcare, industrial and general commercial and household applications. This acquisition further expanded our footprint in the United States and the results of operations for this business are reported within the Institutional business segment.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values of the net assets acquired, which includes the purchase accounting adjustments described above:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash and cash equivalents	$9.4	$1.7	$2.7
Trade receivables	7.5	7.7	4.1
Inventories	3.9	9.1	2.9
Prepaid expenses and other current assets	1.7	0.8	0.2
Property, plant and equipment	5.7	2.9	1.3
Other non-current assets	—	—	0.1
Intangible assets(1)	16.7	21.9	19.6
Accounts payable	(3.9)	(6.5)	(4.9)
Other current liabilities	(5.7)	(1.2)	(0.9)
Other non-current liabilities	(0.1)	—	—
Deferred taxes	(5.4)	(5.7)	(1.8)
Net assets acquired before goodwill on acquisition	29.8	30.7	23.3
Goodwill on acquisition	19.8	28.1	30.6
Net cash paid for acquisitions	$49.6	$58.8	$53.9

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

NOTE 6 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	December 31, 2022	December 31, 2021
Raw materials	$71.1	$74.2
Work in process	3.9	2.8
Finished goods	279.6	260.6
	$354.6	$337.6

Factoring of trade receivables

On October 25, 2021, we terminated our Master Agreement with Factofrance, S.A. (“Factofrance”) to sell certain trade receivables, without recourse, of eight Diversey companies located in the United Kingdom, Spain, France, Netherlands, Poland, Germany, Italy and Portugal under individually executed Receivable Purchase Agreements (“RPAs”).

We accounted for transfers of receivables pursuant to the RPAs as a sale and removed them from our Consolidated Balance Sheets. We maintained a “beneficial interest,” or a right to collect cash, in the sold receivables in which we did not immediately collect cash. Cash receipts from the beneficial interests on sold receivables (which were cash

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
receipts on the underlying trade receivables that had already been sold in these agreements) are classified as investing activities and presented as cash receipts on sold receivables on our Consolidated Statements of Cash Flows.

We sold $495.5 million of receivables to Factofrance and received cash from Factofrance of $496.1 million during the year ended December 31, 2021. We collected from our customers and remitted to Factofrance $524.6 million during the year ended December 31, 2021.

Securitization of trade receivables

We sell certain North American and European customer receivables to PNC Bank ("PNC") without recourse on a revolving basis. This arrangement provides for maximum funding of up to $150.0 million for receivables sold, which increased from $100.0 million during the second quarter of 2022. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly-owned subsidiary of the Company, which holds additional receivables in the amount of $130.9 million as of December 31, 2022 that are pledged as collateral under this agreement.

Fees associated with the arrangement were $4.9 million and $2.2 million for the years ended December 31, 2022 and December 31, 2021, respectively.

We transferred and derecognized $1,227.4 million of receivables and collected $1,172.3 million in connection with our arrangement with PNC during the year ended December 31, 2022.

We transferred and derecognized $669.7 million of receivables and collected $644.9 million in connection with our arrangement with PNC during the year ended December 31, 2021.
Credit losses

Our allowance for expected credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses.

The following represents the activity in our allowance for credit losses for trade and lease receivables:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$44.2	$35.1
Provision for (recovery of) bad debts	3.2	(1.2)
Provision for (recovery of) lease receivables associated with exit activities	(2.3)	15.7
Write-offs	(9.2)	(5.4)
Balance, end of period	$35.9	$44.2

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	December 31, 2022	December 31, 2021
Derivatives	$54.2	11.3
Prepaid expenses	31.8	36.1
Income tax receivables	23.1	20.2
Other current assets	1.5	1.8
	$110.6	$69.4

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other non-current assets

The components of other non-current assets were as follows:

(in millions)	December 31, 2022	December 31, 2021
Dosing and dispensing equipment	$149.8	$142.0
Operating lease right-of-use assets, net	82.3	94.6
Deferred taxes	35.9	51.8
Derivatives	19.7	25.9
Tax indemnification asset	13.2	17.8
Lease receivables	12.8	18.0
Finance lease right-of-use assets, net	11.4	4.3
Customer prebates	9.5	16.6
Other non-current assets	13.8	11.3
	$348.4	$382.3

Depreciation expense for our dosing and dispensing equipment was $65.8 million, $69.6 million and $76.1 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Other current and non-current liabilities

The components of other current liabilities were as follows:

(in millions)	December 31, 2022	December 31, 2021
Accrued customer volume rebates	$156.4	$138.1
Accrued salaries, wages and related costs	75.0	88.7
Value added, general and sales tax payable	26.8	25.3
Accrued interest payable	25.2	11.0
Derivatives	18.1	8.2
Operating lease liability	15.4	21.4
Income taxes payable	7.6	8.4
Tax receivable agreement	1.6	—
Accrued share-based compensation	1.5	5.4
Contingent consideration	—	4.4
Other accrued liabilities	71.6	73.6
	$399.2	$384.5

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components of other non-current liabilities were as follows:

(in millions)	December 31, 2022	December 31, 2021
Tax receivable agreement	$202.9	$238.1
Operating lease liability	84.2	72.5
Defined benefit pension plan liability	72.3	127.3
Derivatives	63.8	4.9
Uncertain tax positions	17.7	44.5
Asset retirement obligations	6.2	6.4
Accrued share-based compensation	5.2	6.0
Other post-employment benefit plan liability	1.7	2.1
Contingent consideration	0.2	0.2
Other non-current liabilities	13.9	18.0
	$468.1	$520.0
Other (income) expense, net

The following table provides details of our Other (income) expense, net:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest income	$(4.8)	$(9.9)	(5.9)
Unrealized foreign exchange (gain) loss	(5.9)	12.9	(25.1)
Realized foreign exchange (gain) loss	(2.1)	5.9	(0.9)
Non-cash pension and other post-employment benefit plan	(14.2)	(15.7)	(12.9)
Adjustment for tax indemnification asset	4.7	6.9	2.8
Factoring and securitization fees	5.7	4.7	4.3
Tax receivable agreement adjustments	(22.6)	(10.1)	—
Other, net	2.6	5.2	(3)
	$(36.6)	$(0.1)	$(40.7)

NOTE 7 PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	December 31, 2022	December 31, 2021
Land and improvements	$40.6	$41.3
Buildings	55.6	55.4
Machinery and equipment	114.9	95.4
Other property and equipment	49.5	51.6
Construction-in-progress	96.6	49.4
Property and equipment, gross	357.2	293.1
Less: Accumulated depreciation	(103.1)	(82.4)
Property and equipment, net	$254.1	$210.7

Depreciation expense was $24.5 million, $21.2 million and $21.2 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Refer to Note 6 - Financial Statement Details for further information regarding depreciation expense on dosing and dispensing equipment.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2020	$337.9	$129.1	$467.0
Acquisitions	3.5	24.6	28.1
Acquisition adjustments(1)	—	(8.5)	(8.5)
Foreign currency translation	(11.0)	(4.1)	(15.1)
Balance at December 31, 2021	330.4	141.1	471.5
Acquisitions	19.7	—	19.7
Acquisition adjustments(1)	0.3	(0.2)	0.1
Foreign currency translation	(19.9)	(8.6)	(28.5)
Balance at December 31, 2022	$330.5	$132.3	$462.8
(1) Represents measurement period adjustments related to the SaneChem acquisition for 2021 and the Avmor, Birko and Tasman acquisitions for 2022.

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2022:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value	Weighted Average Remaining Amortization Periods
Customer relationships	$890.1	$(216.3)	$—	$673.8	23.9 years
Brand name	583.9	(155.0)	—	428.9	14.6 years
Capitalized software	90.3	(79.1)	—	11.2	1.2 years
Intellectual property	44.6	(10.9)	—	33.7	8.9 years
Trademarks	24.6	(7.6)	—	17.0	11.5 years
Non-compete agreements	8.2	(7.7)	—	0.5	4.0 years
Favorable leases	4.0	(3.2)	—	0.8	1.0 years
Total intangible assets with definite lives	1,645.7	(479.8)	—	1,165.9
Trade name with indefinite life	818.2	—	—	818.2
Total identifiable intangible assets	$2,463.9	$(479.8)	$—	$1,984.1

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2021:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value	Weighted Average Remaining Amortization Periods
Customer relationships	$920.6	$(181.0)	$—	$739.6	25.0 years
Brand name	610.4	(131.4)	—	479.0	15.6 years
Capitalized software	84.2	(70.1)	—	14.1	1.4 years
Intellectual property	44.5	(6.7)	—	37.8	9.9 years
Trademarks	27.7	(7.5)	—	20.2	12.4 years
Non-compete agreements	8.8	(8.2)	—	0.6	4.1 years
Favorable leases	4.4	(3.1)	—	1.3	1.1 years
Total intangible assets with definite lives	1,700.6	(408.0)	—	1,292.6
Trade name with indefinite life	854.7	—	—	854.7
Total identifiable intangible assets	$2,555.3	$(408.0)	$—	$2,147.3

Amortization expense for acquired intangibles was $90.2 million, $96.7 million and $98.2 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years and thereafter is:

(in millions)	Amount
2023	68.3
2024	66.9
2025	67.1
2026	66.1
2027	66.1
Thereafter	831.4
$1,165.9

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - LEASES

Lessee Operating and Finance Leases

We have various operating and finance lease agreements related to property, machinery, vehicles and other equipment.

Supplemental Balance Sheet information related to leases is as follows:

(in millions)	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Assets:
Right-of-use operating lease assets	Other non-current assets	$82.3	$94.6
Right-of-use finance lease assets	Other non-current assets	11.4	4.3
Total		$93.7	$98.9

Liabilities:
Current:
Operating lease	Other current liabilities	$15.4	$21.4
Finance lease	Current portion of long-term debt	3.2	1.8
Total		$18.6	$23.2

Non-current:
Operating lease	Other non-current liabilities	$84.2	$72.5
Finance lease	Long-term debt, less current portion	8.4	2.6
Total		$92.6	$75.1

The following table provides information on the weighted average remaining lease term and weighted average discount rate for operating and finance leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term:	Years	Years
Operating leases	15.6	9.5
Finance leases	5.1	2.5

Weighted average remaining discount rate:	Rate	Rate
Operating leases	7.90%	5.19%
Finance leases	4.95%	4.69%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following maturity analysis presents expected undiscounted cash payments for operating and finance leases on an annual basis as of December 31, 2022:

(in millions)	Operating Leases	Finance Leases	Total
2023	$22.3	$3.7	$26.0
2024	17.0	2.9	19.9
2025	12.0	2.1	14.1
2026	9.3	1.3	10.6
2027	7.6	1.2	8.8
Thereafter	124.1	1.7	125.8
Total lease payments	192.3	12.9	205.2
Less: imputed interest	(92.7)	(1.3)	(94.0)
Total payments	$99.6	$11.6	$111.2

The following presents the components of total operating costs and total finance lease costs:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$31.6	$34.4
Short-term lease cost	9.0	10.2
Total operating costs	40.6	44.6

Finance lease cost:
Amortization of right-of-use assets	2.4	2.2
Interest on lease liabilities	0.4	0.3
Total finance lease cost	2.8	2.5
Total lease cost	$43.4	$47.1

Cash payments made for variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities, and as such, are excluded from the supplemental cash flow information stated below.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of:
Operating cash flows from operating leases	$30.9	$33.5
Operating cash flows from finance leases	$0.3	$0.3
Financing cash flows from finance leases	$2.3	$2.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$15.0	$63.0
Finance leases	$7.7	$2.2

Lessor Operating and Sales-Type Leases

We lease dosing and dispensing equipment to customers under operating and sales-type leases.

The gross assets under operating leases are $232.5 million and $285.6 million, with related accumulated depreciation of $82.7 million and $143.6 million as of December 31, 2022 and December 31, 2021, respectively, and are included in Other non-current assets. Refer to Note 6 - Financial Statement Details for further information.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The receivables, net of reserves, under sales-type leases are $21.9 million and $27.7 million, of which $9.1 million and $9.7 million are included in Other receivables and $12.8 million and $18.0 million are included in Other non-current assets, as of December 31, 2022 and December 31, 2021, respectively.

The undiscounted cash flows from operating and sales-type leases for existing contracts as of December 31, 2022 is as follows:

(in millions)	Amount
2023	$10.1
2024	8.5
2025	5.7
2026	3.5
2027	2.4
Thereafter	—
Total	$30.2

Certain of our operating leases are evergreen in nature and therefore not included in the table above.

NOTE 10 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	December 31, 2022	December 31, 2021
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,485.0	$1,500.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	3.8	10.7
Finance lease obligations	11.6	4.4
Financing obligations	21.9	23.1
Unamortized deferred financing costs	(30.1)	(35.3)
Unamortized original issue discount	(7.0)	(8.3)
Total debt	1,985.2	1,994.6
Less: Current portion of long-term debt	(12.4)	(10.9)
Short-term borrowings	(3.8)	(10.7)
Long-term debt	$1,969.0	$1,973.0

Senior Secured Credit Facilities

On September 29, 2021, we entered into an amendment to our Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility,” and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026.

The amendment provided for the repayment of the existing term loans in the aggregate amount of $1,404.2 million. In addition, we incurred a realized foreign currency exchange loss of $4.5 million related to the refinancing of the Senior Secured Credit Facilities during the year ended December 31, 2021.

The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 3.00%, or (ii) ABR (as defined in the

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
New Senior Secured Credit Facilities) plus 2.00%; however, such percentages per annum permanently stepped-down to 2.75% and 1.75%, respectively, during the first quarter of 2022, as our Total Net Leverage Ratio (as defined in the New Senior Secured Credit Facilities) was less than or equal to 4.50 to 1.00. As of December 31, 2022, the interest rate for the 2021 U.S. Dollar Term Loan was 7.17%.

Deferred financing costs of $69.1 million related to the issuance of the 2021 U.S. Dollar Term Loan are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. Unamortized deferred financing costs were $24.0 million and $28.3 million as of December 31, 2022 and December 31, 2021, respectively. In connection with the repayment of the term loans in 2021 discussed above, an additional $12.8 million of deferred financing costs were charged to interest expense during the year ended December 31, 2021.

Original issue discount of $12.6 million related to the issuance of the 2021 U.S. Dollar Term Loan is recorded as a reduction of the principal amount of the borrowings, and is amortized using the effective interest method as a component of interest expense over the life of the 2021 U.S. Dollar Term Loan. The unamortized original issue discount balance was $7.0 million and $8.3 million as of December 31, 2022 and December 31, 2021, respectively. In connection with the repayment of the existing term loans in 2021 discussed above, an additional $1.3 million of original issue discount was charged to interest expense during the year ended December 31, 2021.

Costs of $8.9 million related to entering into the Revolving Credit Facility are recorded as “Deferred financing costs” within Other current assets and Other non-current assets on the Consolidated Balance Sheets, and are being amortized on a straight-line basis over the term of the Revolving Credit Facility. Unamortized deferred financing costs related to the Revolving Credit Facility were $2.7 million and $3.7 million as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $5.4 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $444.6 million.

As of December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility and $7.9 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $442.1 million.

The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of December 31, 2022, we were in full compliance with the provisions contained within the covenants.

2021 Senior Notes

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under our New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022.

We redeemed the 2017 Senior Notes at the redemption price (expressed as percentages of principal amount) of 101.4%, for a total of $536.7 million, which consisted of $529.1 million of principal amount and $7.6 million of redemption premium. The premium cost was charged to Loss on Extinguishment of Debt during the year ended December 31, 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred financing costs related to the issuance of the 2021 Senior Notes of $7.2 million are recorded as a reduction of the principal amount of the borrowings and are amortized using the effective interest method as a component of interest expense over the life of the 2021 Senior Notes. In connection with the redemption of the 2017 Senior Notes, the balance of the unamortized deferred financing costs related to the 2017 Senior Notes of $8.0 million was charged to Loss on Extinguishment of Debt during the year ended December 31, 2022. Unamortized deferred financing costs were $6.1 million and $7.0 million as of December 31, 2022 and December 31, 2021, respectively.

We redeem the 2021 Senior Notes, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the 2021 Senior Notes redeemed, plus additional amounts, if any, a make-whole premium and accrued and unpaid interest to, but excluding, the redemption date.

We may redeem the 2021 Senior Notes, in whole or in part, on or after October 1, 2024, at the redemption prices (expressed as percentages of principal amount) set forth in the indenture governing the 2021 Senior Notes, together with accrued and unpaid interest and additional amounts, if any, to, but excluding, the applicable redemption date:

Year	Percentage
October 1, 2024 to September 30, 2025	102.313%
October 1, 2025 to September 30, 2026	101.156%
On or after October 1, 2026	100.000%

Additionally, at any time on or before October 1, 2024, we may elect to redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes at a redemption price equal to 104.625% of the principal amount thereof, plus accrued and unpaid interest and additional amounts, if any, to, but excluding, the redemption date, with the net cash proceeds received from one or more equity offerings of the Company.
The indenture governing the 2021 Senior Notes contains covenants that limit our ability to, among other things: (i) incur additional indebtedness, issue preferred equity and guarantee indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; (iii) prepay, redeem or repurchase certain material debt; (iv) make loans and investments; (v) sell or otherwise dispose of assets; (vi) sell stock of our subsidiaries; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting our subsidiaries’ ability to pay dividends and (x) consolidate, merge or sell all or substantially all of our assets.

The 2021 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by a subsidiary of the Company, BCPE Diamond Netherlands TopCo B.V., a private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) incorporated under the laws of the Netherlands, and our existing and subsequently acquired or organized direct and indirect material wholly owned restricted subsidiaries that guarantee indebtedness under the New Senior Secured Credit Facilities (other than those organized in Italy).

Short-term Borrowings

Our short-term borrowings comprise primarily of bank overdrafts arising within our notional cash pooling system.

Sale-Leaseback Transactions

During March 2020, we completed sale-leaseback transactions under which it sold two properties to an unrelated third-party for a total of $22.9 million. Concurrent with this sale, we entered into agreements to lease the properties back from the purchaser over initial lease terms of 15 years. The leases for the two properties include an initial term of 15 years and four, five-year renewal options and provides for us to evaluate each property individually upon certain events during the life of the lease, including individual renewal options.
We classified the leases as a financing obligation to be paid over 15 years. The current and non-current portions are included in current portion of long-term debt and long-term debt, less current portion, respectively, on the Consolidated Balance Sheets.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future repayments
Below is a schedule of required future principal repayments of our Senior Secured Credit Facilities and 2021 Senior Notes outstanding on December 31, 2022:

(in millions)	Amount
2023	$15.0
2024	15.0
2025	15.0
2026	15.0
2027	15.0
Thereafter	1,910.0
$1,985.0
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Derivative Positions Summary

The following table details the fair value of our derivative instruments, which are included as a part of Prepaid expenses and other current assets, Other non-current assets, Other current liabilities and Other non-current liabilities in our Consolidated Balance Sheets.

(in millions)	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$1.2	$0.6
Interest rate caps	34.6	2.9
Cross currency swaps	18.9	32.6
Total derivative assets	$54.7	$36.1

Derivative liabilities
Foreign currency forward contracts	$(0.1)	$—
Interest rate caps	—	(0.7)
Cross currency swaps	(55.8)	—
Total derivative liabilities	$(55.9)	$(0.7)

Derivatives not designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$2.3	$1.1
Interest rate swaps	16.9	—
Total derivative assets	$19.2	$1.1

Derivative liabilities
Foreign currency forward contracts	$(4.1)	$(1.1)
Interest rate swaps	(21.9)	(11.3)
Total derivative liabilities	$(26.0)	$(12.4)

Our derivatives consist of the following:

Derivative Instrument	Hedged Item	Notional Amount	Original Maturity in Months
U.S. dollar floating to Euro fixed interest rate swaps	2021 U.S. Dollar Term Loan	$500.0	49
U.S. dollar interest rate caps	2021 U.S. Dollar Term Loan	$650.0	36
U.S. dollar to Euro currency swaps	2021 Senior Notes	$500.0	49
U.S. dollar currency forward contracts	Working Capital	$326.0	1-12
Floating to fixed interest rate swap(1)	Not Applicable	$315.0	60
Fixed to floating interest rate swap(1)	Not Applicable	$315.0	36

(1) In connection with our debt refinancing in 2021, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Cap and Cross Currency Contracts Designated as Cash Flow or Fair Value Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we also entered into a U.S. dollar floating to Euro fixed interest rate swap, a U.S. dollar interest rate cap, and a U.S. dollar to Euro currency swap, to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of our floating-rate and U.S. dollar denominated debt.
In 2022 we terminated several existing U.S. dollar floating to Euro fixed interest rate swaps and U.S. dollar to Euro currency swaps, receiving net proceeds of $186.1 million, and simultaneously entered into new at-market swaps with the same notional amounts and maturity dates as the terminated swaps. We elected to classify the cash flows from the settlements within financing activities on the Consolidated Statement of Cash Flows to be consistent with the cash flows presentation of the hedged debt instruments.
As a result of these contract terminations, the net unrealized after-tax derivative gains included in accumulated other comprehensive income ("AOCI") at the dates of termination are being amortized against Interest expense, and the net unrealized after-tax derivative losses included in AOCI at the dates of termination are being amortized as Other (income) expense, net, on the Consolidated Statement of Operations over the remaining lives of the derivative contracts. As of December 31, 2022, the unamortized gains in AOCI are $27.6 million and the unamortized losses in AOCI are $7.9 million.

We record gains and losses on these derivative instruments that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other expense (income), net on our Consolidated Statements of Operations.
Net unrealized after-tax gain (loss) related to these contracts that were included in other comprehensive income was $71.0 million and $(2.9) million for the years ended December 31, 2022 and December 31, 2021, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $35.2 million of net unrealized after-tax derivative gain included in AOCI will be reclassified into Other (income) expense, net, on the Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI at the date of de-designation is being amortized as Interest expense on the Consolidated Statement of Operations over the remaining life of the derivative contract, and the unamortized loss in AOCI is $5.1 million as of December 31, 2022. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Effect of all Derivative Instruments on Income

The following table details the (income) expense related to our derivative instruments, which are included in Other (income) expense on our Consolidated Statements of Operations. These amounts reduce the interest rate impact and transactional impact of foreign exchange, which is primarily the revaluation of our U.S. dollar denominated debt held at a Euro functional entity, and the net impact is the Unrealized foreign exchange (gain) loss in Note 6 - Financial Statement Details.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Foreign currency forward contracts	$(0.5)	$(0.1)	$0.5
Interest rate swaps	(0.1)	(0.2)	(5.3)
Interest rate caps	(0.1)	(0.1)	—
Cross currency swaps	(99.2)	(29.4)	—
Total	$(99.9)	$(29.8)	$(4.8)

NOTE 12 - FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL INSTRUMENTS

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	December 31, 2022
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$116.3	$116.3	$—	$—
Cross currency swaps, net liability	$(36.9)	$—	$(36.9)	$—
Interest rate caps, net asset	$34.6	$—	$34.6	$—
Foreign currency forward contracts, net liability	$(0.7)	$—	$(0.7)	$—
Interest rate swaps, net liability	$(5.0)	$—	$(5.0)	$—
Contingent consideration	$(0.2)	$—	$—	$(0.2)

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$111.6	$111.6	$—	$—
Cross currency swaps, net asset	$32.6	$—	$32.6	$—
Interest rate caps, net asset	$2.2	$—	$2.2	$—
Foreign currency forward contracts, net asset	$0.6	$—	$0.6	$—
Interest rate swaps, net liability	$(11.3)	$—	$(11.3)	$—
Contingent consideration	$(4.6)	$—	$—	$(4.6)
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

We remeasure amounts related to contingent consideration liabilities related to acquisitions that were carried at fair value on a recurring basis in the Consolidated Financial Statements for which a fair value measurement was

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
required. We recorded $0.2 million and $4.6 million in contingent consideration liability as of December 31, 2022 and December 31, 2021, respectively, for various acquisitions occurring prior to 2017.

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
Other liabilities that are recorded at carrying value on our Consolidated Balance Sheets include our debt. We utilize a market approach to calculate the fair value of our 2021 Senior Notes. Due to the limited investor base and the face value of some of our 2021 Senior Notes, they may not be actively traded on the date we calculate their fair value. Therefore, we may utilize prices and other relevant information generated by market transactions involving similar securities, reflecting U.S. Treasury yields to calculate the yield to maturity and the price on some of our 2021 Senior Notes. These inputs are provided by an independent third party and are considered to be Level 2 inputs.
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

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,453.9	$1,433.0	$1,463.4	$1,464.9
2021 Senior Notes (2)	494.0	398.5	493.0	497.5
Revolving Credit Facility	—	—	—	—
	$1,947.9	$1,831.5	$1,956.4	$1,962.4

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 13 - RETIREMENT PLANS

Retirement Savings Plans

We maintain qualified contributory retirement savings plans in which most of our U.S. employees are eligible to participate. The qualified contributory retirement savings plans generally provide for contributions in cash based upon the amount contributed to the plans by the participants.

Retirement savings plans costs are charged to operations and totaled $1.3 million, $1.5 million and $1.5 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

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

The liability for these other long-term post-employment obligations was $1.7 million and $2.1 million as of December 31, 2022 and December 31, 2021, respectively, and is included in Other non-current liabilities on the Consolidated Balance Sheets.

Defined Benefit Pension Plans

In connection with the Diversey Acquisition, we assumed certain defined benefit plans related to non-U.S. subsidiaries and retained certain plan assets associated with the assumed obligations. All defined pension plan obligations for current and former employees in the United States, Canada and the United Kingdom were retained by Sealed Air.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Obligations and Funded Status

The following table sets forth the changes to the projected benefit obligations (“PBO”) and plan assets for our defined benefit pension plans. The measurement date used to determine benefit obligations and plan assets is December 31 for all material plans.

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Change in benefit obligation:
Projected benefit obligation at beginning of period	$572.0	$636.4	$546.0
Service cost	5.5	6.0	6.0
Interest cost	4.5	2.6	4.2
Participants' contributions	2.2	2.3	2.4
Benefits paid	(9.7)	(11.5)	(10.2)
Actuarial (gain) loss	(125.1)	(22.9)	47.1
Settlements	(4.8)	(1.1)	(8.2)
Foreign currency translation	(29.6)	(39.8)	49.1
Projected benefit obligation at end of period	$415.0	$572.0	$636.4

Change in plan assets:
Fair value of plan assets at beginning of period	$446.7	$430.5	$378.1
Actual return on plan assets	(76.2)	40.8	22.2
Settlements	(4.8)	(1.1)	(8.2)
Employer contributions	8.4	11.9	12.0
Participants' contributions	2.2	2.3	2.4
Benefits paid	(9.7)	(11.5)	(10.2)
Foreign currency translation	(21.5)	(26.2)	34.2
Fair value of plan assets at end of period	$345.1	$446.7	$430.5

Unfunded status, net	$69.9	$125.3	$205.9

Accumulated benefit obligation at end of period	$401.9	$552.4	$613.7

Amounts recognized in the Consolidated Balance Sheet:
Other non-current assets	$5.3	$4.5	$0.2
Other current liabilities	(2.9)	(2.5)	(3.0)
Other non-current liabilities	(72.3)	(127.3)	(203.1)
Net amount recognized	$(69.9)	$(125.3)	$(205.9)

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Components of Net Periodic Benefit Cost

The following table sets forth the components of net period benefit cost:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Line Item on Consolidated Statement of Operations
Net periodic benefit cost:
Service cost	$5.5	$6.0	$6.0	Selling, general and administrative expenses
Interest cost	4.5	2.6	4.2	Other (income) expense, net
Expected return on plan assets	(17.1)	(17.2)	(17.2)	Other (income) expense, net
Amortization of prior service cost and net actuarial loss	(1.6)	(1.4)	(0.8)	Other (income) expense, net
Loss recognized during fiscal year due to settlement	—	1.3	0.9	Other (income) expense, net
Net periodic benefit cost	$(8.7)	$(8.7)	$(6.9)
Changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial (gain) loss, net	$(125.1)	$(22.9)	$47.1
Loss recognized during fiscal year due to settlement	0.1	(0.1)	(0.9)
Prior Service Credit Amortized During Fiscal Year	1.4	1.4	1.4
Net Loss Amortized During Fiscal Year	(0.3)	(1.3)	(0.6)
Asset gain occurring during the year	93.5	(23.4)	(4.9)
Total (gain) loss recognized in other comprehensive loss	(30.4)	(46.3)	42.1
Total recognized in net periodic benefit cost and other comprehensive income	$(39.1)	$(55.0)	$35.2

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

(in millions)	December 31, 2022	December 31, 2021
ABO	$401.9	$552.4
Plans with PBO in excess of plan assets
PBO	$392.2	$540.7
ABO	$380.4	$522.9
Fair value of plan assets	$316.5	$411.0
Plans with ABO in excess of plan assets
PBO	$391.0	$539.5
ABO	$379.5	$522.1
Fair value of plan assets	$315.4	$409.8

The accumulated net actuarial gains (losses) for pensions and other post-employment benefits primarily relate to differences between the actual net periodic expense and the expected net periodic expense from differences in significant assumptions, primarily including return on plan assets and discount rates used in these estimates.

Estimated Future Benefit Payments

The following table reflects the total benefit payments expected to be made for defined benefits:

(in millions)	Amount
2023	$14.4
2024	$15.2
2025	$16.0
2026	$17.0
2027	$18.7
2028-2032	$112.6

Actuarial Assumptions

We determine our material assumptions for all plans on an annual basis as of December 31. Weighted average assumptions used to determine benefit obligations were as follows:

	December 31, 2022	December 31, 2021
Benefit obligations:
Discount rate	3.4%	1.0%
Rate of compensation increase	2.5%	2.0%
Pension increase rate	1.9%	1.3%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Weighted average assumptions used to determine net period benefit cost were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Benefit cost:
Discount rate	1.0%	0.6%
Expected long-term rate of return	4.3%	4.5%
Rate of compensation increase	2.0%	1.9%
Pension increase rate	1.3%	1.4%

The discount rates used reflect the expected future cash flow based on plan provisions, participant data as of the latest actuarial valuation and the currencies in which the expected future cash flows will occur. For the majority of defined benefit pension obligations, we utilize prevailing long-term high quality corporate bond indices applicable to the respective country at the measurement date. In countries where established corporate bond markets do not exist, we utilize other index movement and duration analysis to determine discount rates. The long-term rate of return on plan assets assumptions reflect economic assumptions applicable to each country and assumptions related to the preliminary assessments regarding the type of investments to be held by the respective plans.

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

To accomplish this objective, we invest assets primarily in a diversified mix of equity and fixed income investments. Our targeted asset by category percentages are as follows:

Equity securities	32%
Debt securities	48%
Real estate	9%
Other	11%
Total	100%

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair values of our pension plan assets, by asset category, and fair value levels are as follows:

(in millions)	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$1.6	$1.5	$0.1	$—	$1.5	$1.4	$0.1	$—
Fixed income funds (2)	162.0	0.7	161.3	—	191.4	0.7	190.7	—
Equity funds (3)	109.9	0.1	109.8	—	167.8	0.1	167.7	—
Real estate	30.3	—	30.3	—	38.1	—	38.1	—
Other (4)	41.3	—	4.7	36.6	47.9	—	5.4	42.5
Total	$345.1	$2.3	$306.2	$36.6	$446.7	$2.2	$402.0	$42.5

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

The following table shows the activity of our plan assets, which are measured at fair value using Level 3 inputs:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$42.5	$42.2
Gains (losses) on assets still held at year-end	(1.8)	4.6
Purchases, sales, issuances and settlements	(1.6)	(1.5)
Transfers in and/or out of Level 3	0.1	0.1
Foreign exchange loss	(2.6)	(2.9)
Balance at end of period	$36.6	$42.5

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

NOTE 14 - INCOME TAXES

U.S. and Non-U.S. components of Earnings (Loss) Before Income Tax Provision (Benefit):

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
U.S.	$(186.8)	$(83.5)	$(5.6)
Non-U.S.	1.3	(66.0)	(23.7)
Total	$(185.5)	$(149.5)	$(29.3)

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income Tax Provision (Benefit):

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current:
U.S.	$(20.5)	$11.0	$1.5
Non-U.S.	30.5	39.6	36.5
Total current expense	10.0	50.6	38.0

Deferred:
U.S.	(24.6)	(2.9)	(37.1)
Non-U.S.	(1.6)	(22.4)	8.3
Total deferred tax benefit	(26.2)	(25.3)	(28.8)
Income tax provision (benefit)	$(16.2)	$25.3	$9.2

Reconciliation to Statutory Provision

A reconciliation of income taxes computed at the UK statutory income tax rate of 19.0% for 2022 and 2021, and Luxembourg's statutory income tax rate of 24.9% for 2020, and our provision for income taxes is as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Statutory provision (benefit)	$(35.2)	$(28.4)	$(7.3)
U.S. state income taxes, net of federal benefit	(3.0)	0.3	(9.7)
Foreign earnings taxed at different rates	(4.8)	(1.5)	2.1
Permanent differences	(6.3)	1.9	0.8
Share-based compensation	9.0	15.6	16.9
Net change in valuation allowance	35.9	23.8	(6.5)
Audit settlements and changes to unrecognized tax benefits	(25.1)	0.6	(10.3)
Deferred tax asset adjustments	3.7	2.8	5.2
Net change in estimate of prior period tax	(0.3)	0.1	(4.6)
Change in tax laws	1.2	3.7	14.5
Withholding taxes	5.0	6.8	8.8
Other	3.7	(0.4)	(0.7)
Income tax provision (benefit)	$(16.2)	$25.3	$9.2

For 2022, the difference in the statutory income tax benefit of $(35.2) million and the recorded income tax benefit of $(16.2) million was primarily attributable to a net $35.9 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets, offset by a net favorable change of $(25.1) million due to changes to unrecognized tax benefits.

For 2021, the difference in the statutory income tax benefit of $(28.4) million and the recorded income tax provision of $25.3 million was primarily attributable to $15.6 million of income tax expense related to non-deductible share-based compensation, and a net $23.8 million increase in the valuation allowance as a result of changes in the assessment of the realizability of deferred tax assets.

For 2020, the difference in the statutory income tax benefit of $(7.3) million and the recorded income tax provision of $9.2 million was primarily attributable to $16.9 million of income tax expense related to non-deductible share-

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
based compensation and $14.5 million of income tax expense driven by changes to tax laws impacting our deferred tax liabilities, offset by a net favorable change of $10.3 million from audit settlements and changes to unrecognized tax benefits.

Deferred Tax Balances

(in millions)	December 31, 2022	December 31, 2021
Deferred Tax Assets
Accruals not yet deductible for tax purposes	$47.5	$45.2
Net operating loss carryforwards	140.8	99.5
U.S., non-U.S. and state tax credits	11.4	11.7
Employee benefit items	13.7	32.1
Intercompany losses	35.6	36.2
Interest carryforward	119.0	95.5
Lease liability	27.8	24.0
Other	9.7	17.2
Gross deferred tax assets	405.5	361.4
Less: Valuation allowance	(134.5)	(97.9)
Total deferred tax assets	271.0	263.5

Deferred Tax Liabilities
Depreciation and amortization	(42.7)	(37.3)
Unremitted foreign earnings	(1.7)	(1.5)
Intangibles	(313.7)	(327.2)
Hedging instruments	(13.5)	—
Other	(12.1)	(10.0)
Total deferred tax liabilities	(383.7)	(376.0)
Net deferred tax liability	$(112.7)	$(112.5)

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

We have a U.S. federal net operating loss ("NOL") of $159.7 million (tax effected $33.5 million) which can be carried forward indefinitely. We also have U.S. state NOLs in the amount of $364.8 million (tax effected $22.6 million) which expire over various tax years, of which $16.1 million (tax effected) is not expected to be realized as of December 31, 2022 and as such, a valuation allowance has been recorded. We have non-U.S. NOLs totaling $338.3 million (tax effected $84.7 million) which expire during various tax years, of which $8.8 million (tax effected) is not expected to be realized as of December 31, 2022 and as such, a valuation allowance has been recorded.

We have $10.6 million of U.S. foreign tax credits, which expire in 2030, of which $7.9 million is not expected to be realized as of December 31, 2022 and as such, a valuation allowance has been recorded. We have $1.1 million of U.S. state research and development credits. We do not expect to use any of these state credits and as such, a valuation allowance has been recorded.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$63.7	$60.1	$74.9
Gross increases - tax positions in current period	—	2.5	—
Gross increases - tax positions in prior periods	—	5.4	—
Decreases from settlements with tax authorities	—	—	(13.2)
Lapse of statute of limitations	(24.7)	(4.3)	(1.6)
Balance at end of period	$39.0	$63.7	$60.1

The total amount of gross unrecognized tax benefits was $39.0 million, $63.7 million and $60.1 million as of December 31, 2022, 2021 and 2020 respectively, of which, $25.2 million, $46.3 million and $42.9 million, if recognized, would affect our effective tax rate, respectively.

We classified interest expense and penalties related to liabilities for unrecognized tax benefits in the consolidated financial statements as income tax expense. As of December 31, 2022 and 2021, accrued interest and penalties related to unrecognized tax benefits totaled $4.6 million and $6.6 million, respectively.

Our U.S. federal income tax return is subject to examination for a period of three years after its filing date. The earliest year open is the tax year 2019. Income tax returns in non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years after their filing date. We are currently under examination in the Netherlands for 2017 and 2018. We have various other non-U.S. tax returns in the process of examination but have largely concluded all other income tax matters for the years prior to 2012.

We believe that an adequate provision has been made for any adjustments that may result from the ongoing examinations. However the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolutions occurs. Although the timing of resolution, settlement, and closure of audits is not certain, it is reasonably possible that our unrecognized tax benefits could be reduced by up to $2.6 million in the next twelve months.

Tax Receivable Agreement

As part of the Reorganization Transactions, we entered into a tax receivable agreement (the “TRA”) with the pre-IPO owners of Constellation and certain other members of management (the “TRA Recipients”). The TRA requires us to make payments to the TRA Recipients as part of the consideration for their shares in Constellation or as part consideration for the note receivable held by them, as applicable, for 85% of the tax benefits realized by us when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, us on or prior to the date of the IPO, and any tax deductions available to us that relate to the transaction expenses incurred by us as a result of the consummation of the IPO. We expect to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expects to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, we will retain the benefit of the remaining 15% of the applicable tax savings. Our liability under the TRA on an undiscounted basis was $204.5 million and $238.1 million as of December 31, 2022 and December 31, 2021, respectively, of which $1.6 million and zero is presented within Other Current Liabilities, and $202.9 million and $238.1 is presented within Other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2022 and December 31, 2021, respectively.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income we and our subsidiaries generate each year, the tax rate then applicable

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
and the use of net operating losses. The payment obligations under the TRA are our obligations and are not obligations of Constellation. Payments are generally due within a specified period of time following the filing of our annual tax return and interest on such payments will accrue from the original due date (without extensions) of the income tax return until the date paid. Payments not made within the required period after the filing of the income tax return generally accrue interest at a rate of LIBOR plus 3.00% (subject to a 50 bps LIBOR floor and subject to change if LIBOR is no longer a widely recognized benchmark rate).

The TRA will remain in effect until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA. The TRA will also terminate if we breach our obligations under the TRA or upon certain mergers, asset sales, certain forms of business combinations, or other changes of control. If we exercise our right to terminate the TRA, or if the TRA is terminated early in accordance with its terms, our payment obligations would be accelerated based upon certain assumptions, including the assumption that we would have sufficient future taxable income to utilize such tax benefits.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

At times, we are subject to governmental investigations and various legal actions and claims from governmental agencies and other parties. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We record a liability in the Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. Management believes that the ultimate disposition of these matters should not have a material adverse effect on our consolidated financial position or results of operations or cash flows.

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

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
individual facts and circumstances related to each sale. Both the liability and annual expense related to product warranties are immaterial to our consolidated financial position and results of operations; and

•Intellectual property warranties by us to third parties in which we have agreed to indemnify the licensee such third parties against infringement claims.

NOTE 16 - RELATED PARTY TRANSACTIONS

Bain Capital

On September 6, 2017, in conjunction with the Diversey Acquisition, we entered into a management agreement with Bain Capital, our previous sponsor. Pursuant to the management agreement, we paid Bain Capital a fee for advisory, consulting and other services (the "Management Fee"), which was $7.5 million annually plus Bain Capital’s reasonable out-of-pocket expenses. Upon closing of the IPO, the management agreement terminated pursuant to its terms, and we paid Bain Capital a lump sum amount of $17.5 million. During the years ended December 31, 2021 and 2020, we recorded $19.4 million and $7.5 million of Management Fee and termination fee expenses, respectively.

In addition to the Management Fee and prior to the termination of the management agreement, we paid consulting fees to Bain Capital for services related to future transactions or in consideration of any additional services. For the years ended December 31, 2022, 2021 and 2020, we paid Bain Capital $4.1 million, $2.3 million and $9.8 million, respectively, of consulting fees.

There were no fees due to Bain at December 31, 2022 and December 31, 2021.

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

NOTE 17 - SHARE-BASED COMPENSATION

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

Compensation Expense

Share-based compensation expense related to equity and liability awards is included in the following line items in the Consolidated Statements of Operations:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cost of sales	$(0.3)	$7.5	$—
Selling, general and administrative expenses	56.5	107.7	67.5
Total	$56.2	$115.2	$67.5

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation expense by type of award is as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Management equity incentive plan(1)	$—	$37.5	$67.5
Restricted shares(1)	40.2	35.2	—
Restricted share units	10.5	9.0	—
Performance share units	3.2	—	—
Share options	0.9	—	—
Cash-settled long-term incentive plan	1.7	30.2	—
Cash-settled restricted share units	(0.3)	3.3	—
	$56.2	$115.2	$67.5

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

The unrecognized compensation expense as of December 31, 2022 related to nonvested equity awards and the weighted-average period they are expected to be recognized:

	Unrecognized Compensation Expense (Millions)	Weighted-Average Period (Years)
Restricted shares	$20.8	1.78
Restricted share units	13.6	1.96
Performance share units	6.5	2.00
Share options	1.9	2.10
	$42.8

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Awards Classified as Equity

Restricted Shares

A summary of changes in outstanding nonvested Restricted Shares is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	5,729,925	$15.00
Granted	—	—
Vested	(3,105,535)	15.00
Forfeited	(12,779)	15.00
Nonvested at December 31, 2022	2,611,611	$15.00

Restricted Share Units

Restricted Share Units ("RSUs") are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. RSUs are generally subject to service-based vesting or cliff vesting.

A summary of changes in outstanding nonvested RSUs is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	1,455,150	$15.01
Granted	1,187,073	10.30
Vested	(138,036)	14.80
Forfeited	(142,277)	13.04
Nonvested at December 31, 2022	2,361,910	$13.10

Performance Share Units

A participant is eligible to become vested in a number of Performance Share Units ("PSUs") equal to a percentage, higher or lower, of the target number of PSUs granted based on the level of our achievement of the performance condition. During 2022, we granted PSUs subject to the level of achievement of adjusted EBITDA growth and a total shareholder return multiplier for the cumulative performance period of three years and the participant's continued employment with the Company. We are accounting for the grants as performance-based awards, with a market condition, valued utilizing the Monte Carlo Simulation pricing model, which calculates multiple potential outcomes for an award and establishes fair value based on the most likely outcome. The grant-date fair value of the PSUs is based on the fair value of our common stock.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A summary of changes in outstanding nonvested PSUs is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	—	$—
Granted	911,075	11.37
Vested	—	—
Forfeited	(64,709)	11.32
Nonvested at December 31, 2022	846,366	$11.37

Share Options

Share Options are accounted for using the fair value method, which requires measurement and recognition of compensation expense for awards based upon the grant-date fair value. Share Options are generally subject to service-based vesting and remain exercisable for 10 years from the date of grant.

The fair value of the Share Options granted was estimated using the Black-Scholes option pricing model. The expected volatility is based on the historic volatility of the Company's stock over the expected term of the stock options. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the United States Treasury security with terms equal to the expected life of the option as of the grant date. Compensation expense for Share Options is recognized on a straight-line basis over the vesting period during which employees perform related services.

The table below presents the weighted average assumptions and related valuations for Share Options:

Year Ended December 31, 2022
Expected volatility	52.34%
Expected dividend yield	—%
Expected life (in years)	8.4
Risk-free interest rate	1.42%
Weighted-average grant date fair value	$10.73

A Summary of Share Option activity is as follows:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (millions)	Weighted-Average Remaining Term (Years)
Outstanding at January 1, 2022	—	$—
Granted	491,555	$10.71
Exercised	—	$—
Forfeited and expired	(26,276)	$10.73
Outstanding at December 31, 2022	465,279	$10.70	$—	9.1
Exercisable at December 31, 2022	—	$—	$—	—
Expected to vest at December 31, 2022	465,279	$10.70	$—	9.1

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Cash-Settled Restricted Share Units

Upon closing of the IPO, certain employees were granted cash-settled restricted stock unit awards based on the share price on the date of the IPO. These awards cliff-vest after three years from the date of grant and will be settled in cash based on our share price on the vesting date. The value of the cash-settled restricted stock units is classified as a liability.

NOTE 18 - RESTRUCTURING AND EXIT ACTIVITIES

In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $138.0 million of total costs related to this project, and charged $120.0 million over the life of the project and $111.9 million during the year ended December 31, 2022. Costs incurred in 2022 of $27.1 million are reflected in restructuring and exit costs and $84.8 million of non-recurring other costs related to facilities consolidations are reflected in Cost of sales. Our remaining costs for this project are approximately $18.5 million at December 31, 2022.

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

In the fourth quarter of 2022, we incurred restructuring costs related to a reduction in headcount to realign our personnel resources with our business needs, which was aimed at maintaining a competitive cost structure and workforce optimization.

We also exited certain businesses in 2021 that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers.

The following table details our restructuring and exit costs as reflected in the Consolidated Statements of Operations:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Provision for lease receivables	$(2.3)	$15.7	$—
Facilities	27.1	4.1	—
Employee termination benefits	20.0	9.0	25.6
Other	3.9	9.6	6.5
Total	$48.7	$38.4	$32.1

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Provision for Lease Receivables	Facilities	Employee Termination Benefits and Other	Total
Balance as of December 31, 2020	$—	$—	$26.3	$26.3
Accrual and accrual adjustments	15.7	4.1	18.6	38.4
Cash payments during period	—	(3.1)	(28.0)	(31.1)
Write-offs	—	(0.4)	—	(0.4)
Foreign currency translation	—	—	(0.2)	(0.2)
Balance as of December 31, 2021	15.7	0.6	16.7	33.0
Accrual and accrual adjustments	(2.3)	27.1	23.9	48.7
Cash payments during period	—	(27.7)	(12.6)	(40.3)
Write-offs	—	—	—	—
Foreign currency translation	—	—	—	—
Balance as of December 31, 2022	$13.4	$—	$28.0	$41.4

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Consolidated Balance Sheet at December 31, 2022. We anticipate paying the employee termination benefits of $28.0 million in the restructuring accrual within the next twelve months.

Restructuring charges by segment were as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Institutional	$36.6	$41.1	$28.5
Food & Beverage	0.5	1.3	0.8
Corporate/Unallocated	11.6	(4.0)	2.8
Total	$48.7	$38.4	$32.1

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2020	$(42.6)	$(16.0)	$(154.1)	$(212.7)
Other comprehensive income (loss) before reclassifications	36.1	(1.5)	6.4	41.0
Amounts reclassified from AOCI to net loss	(0.1)	14.8	—	14.7
Net change	36.0	13.3	6.4	55.7
Balance December 31, 2021	(6.6)	(2.7)	(147.7)	(157.0)
Other comprehensive income (loss) before reclassifications	23.0	17.5	(88.0)	(47.5)
Amounts reclassified from AOCI to net loss	(1.3)	50.7	—	49.4
Net change	21.7	68.2	(88.0)	1.9
Balance December 31, 2022	$15.1	$65.5	$(235.7)	$(155.1)

The following table provides details of amounts reclassified from accumulated other comprehensive loss:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Defined benefit plans and other post-employment benefits:
Prior service costs	$(1.4)	$(1.4)
Actuarial gain	0.1	1.3
Total pre-tax amount	(1.3)	(0.1)
Tax expense	0.2	—
Net of tax	(1.1)	(0.1)

Reclassifications from unrealized gains/losses from hedging activities:
Cross currency swaps	52.1	16.7
Interest rate swaps	(6.3)	(1.8)
Interest rate caps	3.9	(0.1)
Foreign currency forward contracts	1.0	—
Total pre-tax amount	50.7	14.8
Tax expense (benefit)	(9.6)	(2.8)
Net of tax	41.1	12.0

Total reclassifications for the period	$40.0	$11.9

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - SEGMENTS

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

Net sales for our reportable segments is as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Institutional	$1,951.5	$1,918.4	$1,995.3
Food & Beverage	814.4	700.5	633.9
Total	$2,765.9	$2,618.9	$2,629.2

Adjusted EBITDA for our reportable segments is as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Institutional	$264.8	$319.8	$336.4
Food & Beverage	96.5	133.7	111.9
Total	$361.3	$453.5	$448.3

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table shows a reconciliation of Adjusted EBITDA for our reportable segments to consolidated loss before income tax provision (benefit):

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Adjusted EBITDA for reportable segments	$361.3	$453.5	$448.3
Corporate costs(15)	(31.2)	(43.4)	(47.1)
Interest expense	(112.0)	(126.3)	(127.7)
Interest income	4.8	9.9	5.9
Amortization expense of intangible assets acquired	(90.2)	(96.7)	(98.2)
Depreciation expense included in cost of sales	(80.3)	(82.7)	(89.5)
Depreciation expense included in selling, general and administrative expenses	(10.0)	(8.1)	(7.9)
Transaction and integration costs(1)	(51.3)	(45.8)	(37.0)
Restructuring and exit costs(2)	(48.7)	(38.4)	(32.1)
Other costs related to facilities consolidations(3)	(84.8)	—	—
Foreign currency gain (loss) related to hyperinflationary subsidiaries(4)	1.9	2.1	(1.6)
Adjustment for tax indemnification asset(5)	(4.7)	(6.9)	(2.8)
Acquisition accounting adjustments(6)	(1.3)	—	—
Bain Capital management fee(7)	—	(19.4)	(7.5)
Non-cash pension and other post-employment benefit plan(8)	14.2	15.7	12.9
Unrealized foreign currency exchange gain (loss)(9)	5.9	(12.9)	25.1
Factoring and securitization fees(10)	(5.7)	(4.7)	(4.3)
Share-based compensation(11)	(56.2)	(115.2)	(67.5)
Tax receivable agreement adjustments(12)	22.6	10.1	—
Loss on extinguishment of debt(13)	—	(15.6)	—
Realized foreign currency exchange loss on debt refinancing(14)	—	(4.5)	—
COVID-19 inventory charges(15)	(18.3)	(13.9)	—
Other items	(1.5)	(6.3)	1.7
Loss before income tax provision (benefit)	$(185.5)	$(149.5)	$(29.3)

(1)These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, and costs incurred in preparing to become a publicly traded company.

(2)Includes costs related to restructuring programs and business exit activities. See Note 18 — Restructuring and Exit Activities in the Notes to our Consolidated Financial Statements for additional information.

(3)Represents other costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, which are non-recurring and included in Cost of Sales in our Consolidated Statements of Operations.

(4)Argentina and Turkey were deemed to have highly inflationary economies and the functional currencies for our Argentina and Turkey operations were changed from the Argentine peso and Turkish lira to the United States dollar and remeasurement charges/credits are recorded in our Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Consolidated Balance Sheets.

(5)In connection with the Diversey Acquisition, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision. See Note 14 - Income Taxes in the Notes to our Consolidated Financial Statements for additional information.

(6)In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

(8)Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans. See Note 13 - Retirement Plans in the Notes to our Consolidated Financial Statements for additional information.

(9)Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. dollar-denominated debt held by our European entity.

(10)Represents the fees to complete the sale of the receivables without recourse under our accounts receivable factoring and securitization agreements. See Note 6 - Financial Statement Details to our Consolidated Financial Statements for additional information.

(11)Represents compensation expense associated with our share-based equity and liability awards. See Note 17 — Share-Based Compensation in the Notes to our Consolidated Financial Statements for additional information.

(12)Represents the adjustment to our tax receivable agreement liability due to changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement. See Note 14 — Income Taxes in the Notes to our Consolidated Financial Statements for additional information

(13)Represents the costs incurred in connection with the redemption of the 2017 Senior Notes on September 29, 2021. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements for additional information.

(14)During 2021, we incurred a realized foreign currency exchange loss related to the refinancing of the Senior Secured Credit Facilities. See Note 10 — Debt and Credit Facilities in the Notes to our Consolidated Financial Statements for additional information.

(15)Represents charges for excess inventory and estimated disposal costs related to COVID-19.

(16)Represents costs associated with corporate operations that are not specifically allocated to a reportable segment.

The following table shows assets allocated by reportable segments. Assets allocated by reportable segment include trade receivables, net and inventories.

(in millions)	December 31, 2022	December 31, 2021
Institutional	$576.6	$557.8
Food & Beverage	235.4	194.1
Corporate	3,442.7	3,548.1
Total	$4,254.7	$4,300.0

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Regions

Net sales(1) by geographic region are as follows:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Europe	$1,254.1	$1,157.3	$1,132.9
North America(2)	668.2	708.7	784.2
Asia Pacific	350.8	338.3	326.2
Middle East & Africa	274.1	231.1	217.2
Latin America	218.7	183.5	168.7
Total	$2,765.9	$2,618.9	$2,629.2

Long-lived assets and right of use assets(3) by geographic region are as follows:

(in millions)	December 31, 2022	December 31, 2021
Europe	$110.7	$126.1
North America(4)	195.6	144.0
Asia Pacific	18.2	14.5
Middle East & Africa	7.0	10.6
Latin America	16.3	14.4
Total	$347.8	$309.6

(1) No non-United States country accounted for net sales in excess of 10% of consolidated net sales for the years ended December 31, 2022, 2021 or 2020.
(2) Net sales to external customers within the United States were $524.3 million, $503.5 million and $610.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3) No non-United States country accounted for long-lived assets and right of use assets in excess of 10% of consolidated long-lived assets and right of use assets as of December 31, 2022 or 2021.
(4) Long-lived assets and right of use assets within the United States were $241.9 million and $123.6 million as of December 31, 2022 and 2021.

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of both basic and diluted loss per share for the periods ended:

(in millions, except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss attributable to common shareholders	$(169.3)	$(174.8)	$(38.5)

Weighted average shares outstanding(1)	320.2	290.4	243.2
Dilutive securities(2)	—	—	—
Denominator for loss per share - weighted average shares	320.2	290.4	243.2

Basic and diluted loss per share	$(0.53)	$(0.60)	$(0.16)

(1) For purposes of calculating earnings (loss) per share we have retrospectively presented earnings (loss) per share as if the Reorganization Transactions had occurred at the beginning of the earliest period presented. Such retrospective presentation reflects an increase of approximately 47.4 million shares due to the exchange of shares in Constellation for shares in the Company.

(2) For all periods presented, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 22 - SUBSEQUENT EVENTS

Acquisition

On February 21, 2023, we acquired NSS Enterprise, Inc., a manufacturer of floor cleaning machines based in the United States with annual revenues of approximately $20.0 million. This acquisition will enable the onshore assembly of floor cleaning machines in North America, significantly improving our scale, presence and support in the marketplace.

Take-Private Merger Agreement

On March 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Olympus Water Holdings IV, L.P., a Cayman Islands exempted limited partnership (“Parent”) and Diamond Merger Limited, a Cayman Islands exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”). We will survive the Merger as a wholly owned subsidiary of Parent, our Ordinary Shares will be delisted from the Nasdaq Global Select Market and we will cease to be a reporting company. Parent and Merger Sub are affiliates of Platinum Equity Advisors, LLC ("Platinum") and affiliates of Solenis LLC, a portfolio company of Platinum. Parent will acquire all of our Ordinary Shares (except for Ordinary Shares held by BCPE Diamond Investor, LP ("BCPE"), our controlling shareholder and an affiliate of Bain Capital, LP) for $8.40 in cash per Ordinary Share. Ordinary Shares held by BCPE, other than the Rollover Shares (as defined below), will be purchased by Parent for $7.84 per Ordinary Share.

On March 8, 2023, concurrently with the execution of the Merger Agreement, BCPE and Olympus Water Holdings I, L.P., a Cayman Islands exempted limited partnership (“Topco”), an affiliate of Platinum and, following the consummation of the Merger, our indirect parent, entered into the Rollover Contribution Agreement, pursuant to which BCPE will contribute certain of its Ordinary Shares (the “Rollover Shares”) to Topco (such Rollover Shares being valued at $7.84 per Ordinary Share), and Topco will accept such Rollover Shares in exchange for certain common and preferred units of Topco.

The consummation of the Merger is subject to customary conditions, including receipt of the vote in favor of the authorization of the Merger Agreement by the holders of at least two-thirds of the Ordinary Shares present and

Diversey Holdings, Ltd.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
voting in person or by proxy at the shareholders’ meeting, expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions. Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close in the second half of 2023.

Upon termination of the Merger Agreement by us or by Parent upon specified conditions, we will be required to pay Parent a termination fee of $92.0 million. Upon termination of the Merger Agreement by us under other specified conditions, Parent will be required to pay us a termination fee of $125.0 million.

TRA Termination Agreement

In connection with the Merger, we, Diversey Holdings I (UK) Limited, a private limited company organized in England and Wales, and BCPE Diamond Cayman Holding Limited, a Cayman Islands exempted corporation, entered into the TRA Termination Agreement, pursuant to which, among other things, the parties agreed to terminate the TRA, effective upon consummation of the Merger. From and after the effective date of the TRA Termination Agreement, no payments will be made to any person in respect of, or pursuant to, the TRA.

Diversey Holdings, Ltd.
SCHEDULE II
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Foreign Currency Translation and Other (1)	Balance at End of Year
(in millions)
Year ended December 31, 2022
Allowance for trade receivables	$23.5	$3.2	$(6.8)	$1.8	$21.7
Allowance for lease receivables	$20.7	$(2.3)	$(5.6)	$1.4	$14.2
Inventory obsolescence reserve	$30.6	$17.2	$(22.4)	$1.2	$26.6
Valuation allowance on deferred tax assets	$97.9	$36.6	$—	$—	$134.5
Year ended December 31, 2021
Allowance for trade receivables	$28.7	$(1.2)	$(5.1)	$1.1	$23.5
Allowance for lease receivables	$6.4	$15.7	$(1.1)	$(0.3)	$20.7
Inventory obsolescence reserve	$24.4	$12.0	$(6.5)	$0.7	$30.6
Valuation allowance on deferred tax assets	$79.5	$18.4	$—	$—	$97.9
Year ended December 31, 2020
Allowance for trade receivables(1)	$21.5	$9.7	$(4.3)	$1.8	$28.7
Allowance for lease receivables	$—	$1.4	$—	$5.0	$6.4
Inventory obsolescence reserve	$15.3	$13.4	$(3.9)	$(0.4)	$24.4
Valuation allowance on deferred tax assets	$102.1	$(22.6)	$—	$—	$79.5
(1) The allowance for trade receivables includes $2.1 million and the allowance for lease receivables includes $5.1 million for the year ended December 31, 2020 related to the adoption of ASC 326, Credit Losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures

We monitor and evaluate on an ongoing basis our disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

Conclusion Regarding the Effectiveness of the Company's Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), conducted an evaluation, as of the end of the period covered by this annual report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
b.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On January 24, 2022, we completed the initial closing of our acquisition of Shorrock Trichem Ltd. (“Shorrock”). In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 31, 2022 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Shorrock represent 1.4% of our total consolidated assets at December 31, 2022. Net revenue generated by Shorrock subsequent to the dates of acquisition represents 1.3% of our consolidated net revenue for the year ended December 31, 2022. We continue to evaluate internal controls over financial reporting for these acquired operations. From the acquisition dates to December 31, 2022, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. The material weaknesses did not result in any identified material misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. We have begun to develop remediation plans for the material weaknesses, described below.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has concluded that material weaknesses existed as of December 31, 2022 with respect to inventory existence and revenue recognition:

•the aggregate value of inventory not subject to physical count was material. Further, we did not design sufficient controls to ensure the existence of inventory at certain locations; and
•controls were not effectively designed and maintained to address the timing of revenue recognition and the completeness and accuracy of information used to estimate and accrue customer rebates.
These material weaknesses did not result in any material misstatement in our financial statements or disclosures. Management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

We are in the process of enhancing the design of certain internal controls over the inventory and revenue processes to address the above material weaknesses that include, but are not limited to:
•enhancing controls to monitor the frequency and accuracy of cycle count procedures globally;
•enhancing documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process;
•enhancing controls over inventory existence for inventory located at third-party logistics providers;
•enhancing procedures to ensure completeness and accuracy of key financial data utilized in the calculation of accrued customer rebates;
•enhancing controls to monitor revenue cutoff risk based on the shipping terms in contracts with customers; and
•providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent all material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

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

Name	Age	Title
Philip Wieland	49	Chief Executive Officer and Director
Todd Herndon	57	Chief Financial Officer
Gaetano Redaelli	61	Chief Strategic Development Officer
Tracy Long	44	President, North America
Sinead Kwant	50	President, Western Europe
Somer Gundogdu	53	President, Emerging Markets
Rudolf Verheul	60	Global President, Food & Beverage

Mr. Wieland joined the Company as interim Chief Executive Officer in January 2020 and became Chief Executive Officer in July 2020. He was interim Chief Financial Officer from June 2019 to January 2020. Prior to joining the Company, Mr. Wieland served as an operating partner at Bain Capital Private Equity from January 2017 to June 2020, during which time he also served in leadership roles on secondment at Wittur International Holding GmBH, an elevator component manufacturer and Zellis Limited, a payroll software company. Previously, Mr. Wieland served as the United Kingdom Chief Executive Officer of Brakes Group from January 2015 to December 2016 and Group Chief Financial Officer at Brakes Group from October 2011 to April 2016. Prior to that, Mr. Wieland held numerous executive roles within the food service and healthcare industries since 1999, including Group Chief Financial Officer of General Healthcare Group and in senior finance positions at BSkyB. Mr. Wieland is a qualified chartered accountant. Mr. Wieland received his Bachelor’s in Mathematics from the University of Leeds in the United Kingdom.

Mr. Gundogdu has most recently served as Diversey’s President, Emerging Markets since September 2020. Prior to that, Mr. Gundogdu served as Diversey’s President of Global Accounts and the Taski® products line from June 2019 and September 2020 and President, Europe, Middle East and Africa from October 2018 and June 2019. Previously, Mr. Gundogdu served as President of Sealed Air Corporation’s and then Diversey’s Middle East and Africa region from April 2015 to September 2018. Mr. Gundogdu spent over 25 years with S.C. Johnson & Son, Inc., Unilever PLC, Sealed Air Corporation and Diversey in a variety of increasingly senior leadership roles in R&D, supply chain, marketing, corporate account management and general management. Mr. Gundogdu holds a Bachelor of Science degree in Chemical Engineering from Boĝazici University in Istanbul, Turkey and a Master of Business Administration from Virginia Tech.

Mr. Herndon joined Diversey as Chief Financial Officer in November 2019. Previously, Mr. Herndon served as Chief Financial Officer for Gardner Denver (now Ingersoll Rand Inc.), a manufacturing company, from November 2015 to February 2019. Prior to that, he served three years as Chief Financial Officer for Capital Safety (now a part of 3M Company) and before that spent 23 years with S.C. Johnson & Son, Inc., S.C. Johnson Commercial Markets, Inc. and Diversey in various financial and general management roles. He holds a bachelor’s degree from Indiana University and a Master of Business Administration from Marquette University.

Ms. Kwant joined Diversey as President, Western Europe in September 2020. Ms. Kwant joined Diversey from Royal Philips N.V., a health technology company, where, until her departure in August 2020, she worked for 13 years in increasingly senior executive roles culminating in her role as Executive Vice President, CEO of Philips’ Health & Wellness Business Group. She holds a Bachelor of Arts degree in International Marketing, German and French from Dublin City University in Ireland and a post graduate diploma in International Business from Tilburg University in The Netherlands.

Ms. Long joined Diversey as President, North America in May 2022. Ms. Long joined Diversey from Johnson Controls International Plc, a heating, ventilation and air conditioning company, where she worked for 12 years in increasingly senior executive roles, beginning in global product management and marketing to global business group management. Her final role at Johnson Controls was as vice president of Fire Installation & Service for Building Solutions, North America. Ms. Long holds a Bachelor of Arts degree in Social Studies from Harvard University and a Master of Business Administration from the Stanford Graduate School of Business.

Mr. Redaelli has served as Chief Strategic Development Officer since September 2020 (and also as Interim President of the Greater China region from September 2020 through December 2020). Since joining the Company in 1988, Mr. Redaelli has held a variety of roles in regional and global sales, marketing, corporate account management, strategic planning and performance management, primarily in the food and beverage market. Prior to his current role, Mr. Redaelli served as the President of the European division and as Global President of the Professional division. Earlier in his career, Mr. Redaelli led global marketing, strategic planning and business operations as the Global Vice President of Food & Beverage from January 2015 to August 2017, and served as managing director for our Italy and United Kingdom & Ireland businesses. Mr. Redaelli holds a Master’s degree in Marketing from Cranfield University in the United Kingdom and a Doctorate in Food Science from Università degli Studi di Milano in Italy.

Mr. Verheul has served as the global President of our Food & Beverage division since October 2018, where he leads the Company’s global food and beverage market sector. Since joining the Company in 1986, Mr. Verheul has held a variety of professional and food and beverage roles in research, development, innovation, portfolio management and marketing. Previously, Mr. Verheul served as our global Vice President of Food & Beverage and Vice President of Food and Beverage, Europe. Mr. Verheul holds a Master’s degree in Physical and Colloid Chemistry from the University of Utrecht in the Netherlands and Master’s degree in Chemical Technology from the University of Amsterdam in the Netherlands.

The additional information required by Item 10 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Direct Independence.

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than May 1, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Diversey
(i)	Reports of Independent Registered Public Accounting Firm	(PCAOB ID: 42)
(ii)		Consolidated Balance Sheets at December 31, 2022 and 2021
(iii)		Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
(iv)		Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020
(v)		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
(vi)		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
(vii)		Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule of Diversey
Schedule Number
II		Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

The exhibits listed below are filed as part of, or are incorporated by reference in, this annual report.

Exhibit No.:	Description
2.1
Agreement and Plan of Merger, dated as of March 8, 2023, by and among Olympus Water Holdings IV, L.P., acting by its general partner, Olympus Water Holdings Limited, Diamond Merger Limited and Diversey Holdings, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023)

3.1
Amended and Restated Memorandum and Articles of Association of Diversey Holdings, Ltd. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260875) filed with the SEC on November 8, 2021

4.1
Indenture, dated as of August 8, 2018, by and among Diamond (BC) B.V., the guarantors party thereto from time to time, Wilmington Trust, National Association, as trustee and Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authentication agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.2
Escrow Release Date Supplemental Indenture, dated as of September 6, 2017, by and among the parties signatory as guarantors thereto and Wilmington Trust, National Association as trustee under the Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.3
Supplemental Indenture No. 2, dated as of December 5, 2017, by and among the parties signatory as guarantors thereto and Wilmington Trust, National Association as trustee under the Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

4.4
Indenture, dated as of September 29, 2021, by and among Diamond (BC) B.V., the Guarantors party thereto and Wilmington Trust, National Association. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 4, 2021)

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

10.9	Offer Letter, by and between Gaetano Redaelli and Diversey S.P.A. (filed herewith)
10.10	Offer Letter, dated as of May 17, 1989, by and between Rudolf Verheul and Nederlandse Unilever Bedrijven B.V. (filed herewith)
10.11	2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)
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

10.16
Management Agreement, dated September 6, 2017, by and between BCPE Diamond US Holdco Inc., Diamond (BC) Netherlands Holding B.V. and Bain Capital Private Equity, LP. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-253676) filed with the SEC on March 1, 2021)

10.17	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (No. 333-253676) filed with the SEC on March 16, 2021)
10.19	Employment Agreement for an Indefinite Period, by and among Diversey Europe Operations B.V and Sinead Kwant dated August 31, 2020 (filed herewith)
10.20	Amendment to Employment Agree Employment Agreement for an Indefinite Period, by and among Diversey Europe Operations B.V and Sinead Kwant, dated January 11, 2021. (filed herewith)
10.21	Second Amendment to Service Agreement, by and among the Company and Philip Wieland, dated as of June 1, 2022
10.22
Rollover Contribution Agreement, dated as of March 8, 2023, by and among BCPE Diamond Investor, LP and Olympus Water Holding I, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023)

10.23
Voting Agreement, dated as of March 8, 2023, by and among Diversey Holdings, Ltd., BCPE Diamond Investor, LP and Olympus Water Holdings IV, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023)

10.24
Tax Indemnity Agreement, dated as of March 8, 2023, by and among Olympus Water Holdings IV, L.P., acting by its general partner, Olympus Water Holdings Limited, Diamond Merger Sub, Diversey Holdings, Ltd., Diversey Holdings I (UK) Limited, Olympus Water Holdings I, L.P., BCPE Diamond Investor, LP and BCPE Diamond Cayman Holding Limited (incorporated by reference to Exhibit 10.3 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023)

10.25
Tax Receivable Termination Agreement, dated as of March 8, 2023, by and among Diversey Holdings, Ltd., Diversey Holdings I (UK) Limited and BCPE Diamond Cayman Holding Limited (incorporated by reference to Exhibit 10.4 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023

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

Date:    March 17, 2023

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

/s/ Emily Ashworth
Emily Ashworth
Director

/s/ Selim Bassoul
Selim Bassoul
Director

/s/ Robert Farkas
Robert Farkas
Director

/s/ Juan Figuereo
Juan Figuereo
Director

/s/ Eric Foss
Eric Foss
Director

/s/ Ken Hanau
Ken Hanau
Director

/s/ Rod Hochman
Rod Hochman
Director

/s/ Susan Levine
Susan Levine
Director

/s/ Michel Plantevin
Michel Plantevin
Director

/s/ Katherine Zanotti
Katherine Zanotti
Director