Form 10-K/A
period 2022-12-31
Diversey Holdings, Ltd.
filed 2023-04-27
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-40293
DIVERSEY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	2842	Not applicable
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

1300 Altura Road, Suite 125		29708
Fort Mill, South Carolina
(Address of registrant's principal executive offices)		(Zip Code)
(803) 746-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.0001 per share	DSEY	The Nasdaq Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Diversey Holdings, Ltd. (the “Company,” “our,” “us” or “we”) and its subsidiaries, collectively, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2023, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding each of the Company’s current directors as of December 31, 2022, including the qualifications, experience and selected other biographical information for each director. Directors are elected annually to serve until their successors have been duly elected and qualified, or until the earliest to occur of his or her death, disability, resignation, retirement or removal.

Class III Director: Term expiring 2024
Eric J. Foss
Chair of the Board
Former Chair, President and Chief Executive Officer of Aramark

Biography
Mr. Foss served as President and Chief Executive Officer of Aramark Corporation, a provider of food services, facilities management and uniform services, from May 2012 until his retirement in August 2019 and additionally as Chairman of the Board of Aramark beginning February 2015 until his retirement in August 2019. He served as Chief Executive Officer of Pepsi Beverages Company, a beverage manufacturer, seller and distributor and a division of PepsiCo, Inc., from 2010 until December 2011. He was the Chair and Chief Executive Officer of Pepsi Bottling Group, Inc. from 2008 until 2010; President and Chief Executive Officer from 2006 until 2008; and Chief Operating Officer from 2005 until 2006. He has served on the board of directors of Cigna Corporation, a healthcare and insurance company, since 2011, as chairman of the board of directors of Selina Hospitality PLC since October 2022 and on the board of directors of Primo Water Corporation since March 2023.

Mr. Foss received his Bachelor of Science in Marketing from Ball State University.

Skills, Qualifications and Experience
Mr. Foss brings to our Board extensive experience in managing the operations of a global business, with risk management, strategic planning and transactions, technology and financial oversight. Having served as an executive in the food, beverage and service industries, Mr. Foss’s knowledge and background provides relevant insight into, and guidance on, Diversey’s key customer segments and growth initiatives.

Age 64	Director Since 2021	Board Committees Nominating and Corporate Governance (Chair) People Resources
Other Director Positions
Cigna Corporation (NYSE: CI) (2011-Present)
Selina Hospitality PLC (NASDAQ; SLNA) (October 2022-Present)
Primo Water Corporation (NYSE; PRMW) (2023-Present)
Aramark (NYSE: ARMK) (2012-2019)

Class I Director: Term expiring 2025
Emily Ashworth
Partner of Bain Capital Private Equity

Biography
Ms. Ashworth is a Partner of Bain Capital Private Equity, where she has worked since March 2021. Prior to joining Bain Capital Private Equity, Ms. Ashworth spent many years as a C-level technology leader in various public and private companies, including serving at American Water Works Company from 2007 to 2012, World Fuel Services from 2012 to 2014, ABB Optical Group, a distributor of contact lenses, from 2014 to September 2018 and as Chief Technology Officer – Portfolio Operations at Platinum Equity, a private equity firm, from October 2018, to March 2021.

Ms. Ashworth received her Bachelor’s degree in Industrial Engineering and in Liberal Studies from the University of Central Florida and Master of Industrial Engineering from the University of Tennessee.

Skills, Qualifications and Experience
Ms. Ashworth brings to our Board extensive management experience in information technology strategy, risk and security as a former chief information officer and chief technology officer.

Age 48	Director Since 2022	Board Committees N/A	Other Director Positions N/A

Class III Director: Term expiring 2024
Selim Bassoul
Chief Executive Officer and President of Six Flags Entertainment Corporation

Biography
Mr. Bassoul has served as the Chief Executive Officer and President of Six Flags Entertainment Corporation since December 2021. He served as a Chair of their board of directors from February 2020 until November 2021 and continues to serve as director. Mr. Bassoul was the Chief Executive Officer and Chairman of the board of directors at The Middleby Corporation, a commercial and residential cooking and industrial process equipment company, from January 2001 until February 2019 and, since February 2019, Mr. Bassoul has served as a consultant to the board of directors at The Middleby Corporation. From October 2021 to November 2021, Mr. Bassoul also held the role of Director of 1847 Goedeker, Inc., an appliance company.

Mr. Bassoul received his Bachelor of Business Administration from the American University in Beirut and his Master of Business Administration from the Kellogg School of Management at Northwestern University.

Skills, Qualifications and Experience
Mr. Bassoul brings to our Board extensive experience as a public company director and operational leader. Having served as an executive in the food service, Mr. Bassoul’s knowledge and background provides relevant insight into, and guidance on, one of Diversey’s key customer segments and growth initiatives, as well as overall commercial strategy.

Age 66	Director Since 2021	Board Committees Audit People Resources	Other Director Positions The Middleby Corporation (NASDAQ: MID) (2001-2019) Goedeker, Inc. (NYSE Arca: GOED) (2021) Six Flags Entertainment Corporation (NYSE: SIX) (2021-Present)

Class II Director: Term expiring 2023
Robert Farkas
Partner of Bain Capital Private Equity

Biography
Mr. Farkas is a Partner of Bain Capital Private Equity, L.P. where he has worked since September 2012. Prior to joining Bain Capital Private Equity, Mr. Farkas served as an Associate Principal with McKinsey & Company, a global management consulting firm from September 2007 to July 2012. Prior to McKinsey, he was a Product Design Engineer for Ford Motor Company from August 1999 to June 2005.

Mr. Farkas received his Bachelor of Science in Mechanical Engineering from the University of Rochester, Master of Science in Mechanical Engineering from the University of Michigan – Dearborn and Master of Business Administration from Harvard Business School.

Skills, Qualifications and Experience
Mr. Farkas brings to our Board extensive experience in the industrial and healthcare sectors, strategy development, commercial excellence, and operational transformation, as well as his valuable perspective as a representative of our largest shareholder.

Age 45	Director Since 2021	Board Committees N/A	Other Director Positions N/A

Class III Director: Term expiring 2024
Juan R. Figuereo
Former Executive Vice President and Chief Financial Officer of Revlon, Inc.

Biography
Mr. Figuereo has been a Venture Partner in Ocean Azul Partners, an early stage venture capital fund, since January 2018. Mr. Figuereo currently serves as a director and chair of the audit committee at Decker Brands, a footwear, apparel, and accessories company, and Western Alliance Bancorp, a company providing banking and related services. In addition, Mr. Figuereo was a director and chair of the audit committee at PVH Corp., from 2011 to 2020. Previously, Mr. Figuereo served as the Executive Vice President and Chief Financial Officer of Revlon, Inc., a manufacturer and marketer of beauty and personal care products from April 2016 to June 2017. Prior to that, Mr. Figuereo served as Vice President and Chief Financial Officer of NII Holdings, Inc., Vice President and Chief Financial Officer of Newell Brands, Vice President and Chief Financial Officer of Primo Water Company, VP in charge of Mergers & Acquisitions at Walmart and in numerous executive financial roles and senior management positions at PepsiCo.

Mr. Figuereo received his Bachelor of Business Administration from Florida International University.

Skills, Qualifications and Experience
Mr. Figuereo brings to our Board extensive extensive experience in finance and general management across several industry sectors, as well as his service as a public company director.

Age 67	Director Since 2021	Board Committees Audit (Chair) Nominating and Corporate Governance	Other Director Positions PVH Corp. (NYSE: PVH) (2011-2020) Decker Brands (NYSE: DECK) (2020- Present) Western Alliance Bancorp (NYSE: WAL) (2020- Present)

Class I Director: Term expiring 2025
Kenneth Hanau
Partner of Bain Capital Private Equity

Biography
Mr. Hanau has served as a Partner of Bain Capital Private Equity since December 2015 and leads Bain Capital Private Equity’s North American Industrial Vertical. Prior to that, Mr. Hanau served as the Managing Partner of the private equity business of 3i, a private equity firm, in North America and held senior positions with Weiss, Peck & Greer, an investment management firm, and Halyard Capital, a private equity firm. He also has served as a Director and Audit Committee Member of Imperial Dade, a distributor of foodservice packaging supplies since June 2019. Mr. Hanau has also served as a Director and Compensation Committee Member of US LBM Holdings, Inc., a building products distributor, since December, 2020. Mr. Hanau has served on the board of directors of Triton International Limited, a container leasing company, since July 2016. Mr. Hanau also previously worked in investment banking at Morgan Stanley and at K&H Corrugated Case Corporation, a family-owned packaging business.

Mr. Hanau received his Bachelor of Business Administration from Amherst College and Master of Business Administration from Harvard Business School. Mr. Hanau is a certified public accountant.

Skills, Qualifications and Experience
Mr. Hanau brings to our Board over 25 years of experience investing in the industrial sector and is a valuable member of our Board because of his extensive experience in global and industrial markets, as a director of the Company and in the private equity industry analyzing, investing in and serving on the boards of directors of companies, as well as his perspective as a representative of our largest shareholder.

Age 57	Director Since 2020	Board Committees N/A	Other Director Positions Triton International Limited (NYSE: TRTN) (2016-Present) Imperial Dade (2019-Present) US LBM Holdings, Inc. (NYSE: LBM) (2020-Present)

Class I Director: Term expiring 2025
Rodney Hochman, M.D.
President and Chief Executive Officer of Providence St. Joseph Health

Biography
Dr. Hochman has been the President and Chief Executive Officer of Providence St. Joseph Health, a not-for profit health system since 2013. Dr. Hochman was the 2021 chair for the American Hospital Association (AHA), and past chair of the board of trustees for the Catholic Health Association. Dr. Hochman was awarded the 2020 Lifetime Achievement Award by the Puget Sound Business Journal and in 2019, the National Center for Hochman served as a clinical fellow in internal medicine at Harvard Medical School and Dartmouth Medical School. He is a Fellow of the American College of Physicians and a Fellow of the American College of Rheumatology.

Dr. Hochman received his Bachelor and Medical degree from Boston University.

Skills, Qualifications and Experience
Dr. Hochman brings to our Board extensive experience in healthcare, which is one of the key customer segments in our infections prevention growth strategy, as well as in executive and leadership roles.

Age 67	Director Since 2021	Board Committees Audit Nominating and Corporate Governance	Other Director Positions GE Healthcare (NASDAQ: CHG) (2022-Present)

Class II Director: Term expiring 2023
Susan Levine
Managing Director of Bain Capital Private Equity

Biography
Ms. Levine has served as a Managing Director of Bain Capital Private Equity since January 2018 and has been with Bain Capital Private Equity since June 2006. Previously, Ms. Levine was a consultant with Bain & Company for eight years serving clients in the industrials, financial services and consumer areas. Since December 2019, Ms. Levine has also served as a director of TI Fluid Systems, a manufacturing company. She has also served as a director of Rocket Software, a software development firm since December 2021.

Ms. Levine received her Bachelor of Science in International Affairs and Spanish from Georgetown University, Master of Arts in Communications from the Annenberg School at the University of Pennsylvania and Master of Business Administration from Harvard Business School.

Skills, Qualifications and Experience
Ms. Levine brings to our Board extensive experience working with companies in the consumer products and industrial sectors, supporting companies on organizational and talent priorities as the Head of Talent at Bain Capital, her service on the board of directors for a global public industrial company, as well as her perspective as a representative of our largest shareholder.

Age 55	Director Since 2021	Board Committees N/A	Other Director Positions TI Fluid Systems (LSE: TIFS) (2019-Present) Rocket Software (NASDAQ: RCKT) (2021-Present)

Class II Director: Term expiring 2023
Michel Plantevin
Former Managing Director of Bain Capital Private Equity

Biography
Mr. Plantevin has served as an independent consultant since January 2021. Mr. Plantevin served as a Managing Director of Bain Capital Private Equity from April 2003 to December 2020. Previously, Mr. Plantevin served as a Managing Director of Goldman Sachs International in London, initially in the Investment Banking division, then in the Merchant Banking division (PIA). Prior to Goldman Sachs, he was a consultant with Bain & Company in London and later led the Bain & Company Paris Office as a Managing Director.

Mr. Plantevin received his Master of Science in Engineering from CentraleSupelec and Master of Business Administration from Harvard Business School.

Skills, Qualifications and Experience
Mr. Plantevin brings to our Board extensive industrial products and services, as a director of the Company, in the private equity and investment banking industry analyzing, investing in and serving on the boards of directors of companies, as well as his perspective as a representative of our largest shareholder.

Age 66	Director Since 2020	Board Committees N/A	Other Director Positions N/A

Class I Director: Term expiring 2025
Philip Wieland
Chief Executive Officer

Biography
Mr. Wieland joined the Company as interim Chief Executive Officer in January 2020 and became Chief Executive Officer in July 2020. He was interim Chief Financial Officer from June 2019 to January 2020. Prior to joining the Company, Mr. Wieland served as an operating partner at Bain Capital Private Equity from January 2017 to June 2020, during which time he also served in leadership roles on secondment at Wittur International Holding GmBH, an elevator component manufacturer and Zellis Limited, a payroll software company. Previously, Mr. Wieland served as the United Kingdom Chief Executive Officer of Brakes Group from January 2015 to December 2016 and Group Chief Financial Officer at Brakes Group from October 2011 to April 2016. Prior to that, Mr. Wieland held numerous executive roles within the foodservice and healthcare industries since 1999, including Group Chief Financial Officer of General Healthcare Group and in senior finance positions at BSkyB. Mr. Wieland is a qualified chartered accountant.

Mr. Wieland received his Bachelor’s in Mathematics from the University of Leeds in the United Kingdom.

Skills, Qualifications and Experience
Mr. Wieland’s experience as Chief Executive Officer and as a director of the Company and his previous executive roles make him a valuable member of our Board.

Age 49	Director Since 2021	Board Committees N/A	Other Director Positions N/A

Class II Director: Term expiring 2023
Katherine S. Zanotti
Former Chief Executive Officer of Arbonne International

Biography
Ms. Zanotti previously served as Chief Executive Officer of Arbonne International, a skin care company, from 2009 until her retirement in March 2018. Ms. Zanotti also served as Chair of Natural Products Group (the holding company of Arbonne) from 2010 until March 2018. From 2002 to 2006, she served as Senior Vice President of Marketing at McDonald’s Corporation. Prior to joining McDonald’s, Ms. Zanotti was a Vice President at the Procter & Gamble Company where she served in a variety of roles including Vice President and General Manager of the North American pharmaceutical business. Ms. Zanotti currently serves as a director of Exact Sciences Corp, a provider of cancer screening and diagnostic tests and on the Board of Trustees of Xavier University. She previously served as a director of Hill-Rom Holdings, Inc., Mentor Corporation, Alberto Culver Company, Cutera, Inc., and Third Wave Technologies, Inc.

Ms. Zanotti received her Bachelor’s in Economic and Studio Fine Arts from Georgetown University and Master of Business Administration with a concentration in Marketing and Finance from Xavier University.

Skills, Qualifications and Experience
Ms. Zanotti brings to our Board extensive executive, managerial and leadership experience, including many years in the pharmaceutical industry, as well as her business acumen and experience on the boards of directors of numerous companies.

Age 68	Director Since 2022	Board Committees People Resources (Chair) Audit
Other Director Positions
Exact Sciences Corp. (2009-Present)
Cutera, Inc. (NASDAQ: CUTR) (2019-2022)
Hill-Rom Holdings, Inc. (NYSE: HRC) (2009-2013)
Mentor Corporation (OTCM: MNTR) (2007-2009)
Alberto Culver Company (NYSE: ACV) (2006-2009)
Third Wave Technologies (NASDAQ: TWTI) (2006-2008)

Shareholder Director Nominations

A shareholder who wishes to recommend a prospective nominee for the Board at an annual general meeting of shareholders should notify the Boards' Secretary in writing in accordance with the requirements set forth in the Articles.

Commitment to Board Diversity

The Company, its Board, and each committee of the Board values diversity as a core principle. Accordingly, diversity of personal and professional experiences, opinions, perspectives, and backgrounds, including with respect to race, ethnicity, gender, age, cultural backgrounds, geographic origin, sexual identity, and gender orientation, is a continuing goal for our directors. Our Board currently has 11 members, 4 of whom are diverse, including 3 directors who are women.

The Board is committed to working with recruiters who provide a diverse slate of candidates so as to produce the best candidates and the best Board. We have adopted the “Rooney Rule,” which requires that the Nominating and Corporate Governance Committee (NCGC) and any search firm it engages include women and racially and ethnically diverse candidates in the pool from which the NCGC selects director candidates.

The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by applicable Nasdaq listing rules. We also recognize the value of other diverse attributes that individuals can bring to our Board, including for example, those who are of an ethnic heritage other than the categories shown below.

Board Diversity Matrix(1)
Total Number of Directors	11
Part I: Gender Identity	Female	Male	Non- Binary	Did Not Disclose Gender
Directors	3 (2)	8 (9)	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3 (2)	7 (8)	0	0
Two or More Races or Ethnicities	0	1	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0
(1) The numbers in parentheses represent the Company’s prior year diversity statistics.

Code of Conduct and Code of Ethics for Senior Financial Officers

We have adopted a Code of Conduct for all employees, directors and officers and a Code of Ethics for Senior Financial Officers, specifically focusing on our Chief Executive Office (CEO), Chief Financial Officer, Chief Accounting Officer, Vice President of Tax, Vice President of Treasury and Vice President of Internal Audit. Our Code of Conduct and Code of Ethics for Senior Financial Officers are available on our website at www.diversey.com, in the “Governance” tab under the “Investor Relations” section and are available in print to any shareholder by downloading from our website. These materials are also available in print to any shareholder upon request. The Board or a Committee of the Board shall consider any request by a person for a waiver or any amendment to the Code of Ethics for Senior Financial Officers or the Code of Conduct. All such waivers or amendments shall be disclosed promptly as required by law, rule or regulation. In 2022, the Company did not approve any waivers to the Code of Ethics for Senior Financial Officers or the Code of Conduct, and the Company made no public disclosure of any waivers of the Code of Conduct or Code of Ethics for Senior Financial Officers approved by the Company. If the Company amends or waives the Code of Conduct or Code of Ethics for Senior Financial Officers, it will post the amendment or waiver at the same location on its website.

Committees of the Board

During 2022, the Board had standing Audit, People Resources and Nominating and Corporate Governance Committees. The charter of each Committee is available on our website at www.diversey.com, in the “Governance” tab under the “Investor Relations” section of our website.

The table below shows the Board Committee membership of each director.

Board Member	Audit Committee	People Resources Committee	Nominating & Corporate Governance Committee
Emily Ashworth Operating Partner of Bain Capital Private Equity, LP

Selim Bassoul Chief Executive Officer and President of Six Flags Entertainment Corporation	✓	✓
Robert Farkas Operating Partner of Bain Capital Private Equity, LP
Juan Figuereo Former Executive Vice President and Chief Financial Officer of Revlon, Inc.	Chair		✓
Eric Foss Former Chairman, President and Chief Executive Officer of Aramark Corporation		✓	Chair
Kenneth Hanau Managing Director of Bain Capital Private Equity, LP
Rodney Hochman, M.D. President and Chief Executive Officer of Providence St. Joseph Health	✓		✓
Susan Levine Managing Director of Bain Capital Private Equity, LP
Michel Plantevin Former Managing Director of Bain Capital Private Equity, LP
Philip Wieland Chief Executive Officer of Diversey
Katherine S. Zanotti Former Chief Executive Officer of Arbonne International	✓	Chair

Audit Committee

Our Audit Committee is composed of Mr. Bassoul, Mr. Figuereo, Ms. Zanotti and Dr. Hochman, with Mr. Figuereo serving as chair of the Committee. We comply with the audit committee requirements of the SEC and Nasdaq on audit committee member independence. Our Board has determined that each of Mr. Bassoul, Mr. Figuereo, Ms. Zanotti and Dr. Hochman meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board has also determined that Mr. Figuereo is an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of Nasdaq. During 2022, the Audit Committee met seven times.

Responsibilities of the Audit Committee
Appoint, approve the compensation of, and assess the qualifications, performance and independence of, our independent registered public accounting firm	Pre-approve audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm, and review the conduct and results of the audit
Review and discuss with management the risks faced by the Company and the policies, guidelines and process by which management assesses and manages the Company’s risks, including the Company’s major financial risk exposures and cybersecurity risks and the steps management has taken to monitor and control such exposures	Review on a quarterly basis all ethics hotline submissions to determine the appropriate response and recommend policy and process changes
Review the adequacy and effectiveness of our internal controls over financial reporting and disclosures	Approve and review the functions of the Company’s internal audit department, and review the scope and performance of the department’s internal audit plan, including the results of any internal audits and any remedial actions
Establish policies and procedures for the receipt and retention of accounting-related complaints and concerns	Recommend, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our annual report on Form 10-K

Monitor our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters and overseeing the Company’s policies, procedures and programs designed to promote and monitor legal and regulatory compliance and sustainability	Prepare the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement
Review all related party transactions for potential conflict of interest situations and approving all appropriate transactions

People Resources Committee

Our People Resources Committee is composed of Ms. Zanotti, Mr. Bassoul and Mr. Foss, with Ms. Zanotti serving as chair of the Committee. Each member of our People Resources Committee is independent under Nasdaq independence standards and independent of Bain Capital our majority shareholder. During 2022, the People Resources Committee met seven times.

Responsibilities of the People Resources Committee
Annually review and approve corporate and objectives relevant to the compensation of our CEO	Evaluate the performance of our CEO against our corporate goals and objectives and determine and approve the compensation of our CEO
Review and approve the compensation of our other executive officers	Appoint, compensate and oversee the work of any compensation consultant, legal counsel or other advisor retained by the People Resources Committee
Conduct the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the People Resources Committee	Annually review and reassess the adequacy of the committee charter
Review and establish our overall management compensation, as well as compensation philosophy and policy	Oversee and administer our compensation and similar plans, including benefits programs
Review and make recommendations to our Board with respect to director compensation	Review significant human resources policies
Review and monitor corporate DE&I programs	Oversee any advisory votes on executive compensation and the frequency of such advisory votes and review the results of such advisory votes and whether to make any adjustments as a result of such votes
Review and discuss with management and preparing and recommending for approval the compensation discussion and analysis to be included in our annual proxy statement or annual report on Form 10-K	Prepare the People Resources Committee report to be included in our annual proxy statement

In 2022, our People Resources Committee retained a compensation consultant, Mercer US LLC (Mercer), a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (MMC), to provide advice and recommendations on the Company’s executive compensation programs, including on the following topics:

•2022 year-end compensation decision support;
•Revalidation of peer group and competitive market evaluation for executive compensation;
•Review of annual and long-term incentive plans and pay-for-performance analysis; and
•Compensation discussion and analysis drafting assistance.

Until June 2022, the Company retained Marsh, a wholly-owned subsidiary of MMC, to provide insurance brokerage advice related to Marine and Cargo insurance and Property/All Risk insurance. The Company did not make any direct payments, as Marsh’s fees were compensated directly by the insurance companies through a commission arrangement.

The People Resources Committee has implemented policies and procedures to ensure that the advice it receives from the individual executive compensation consultant is objective and not influenced by Mercer’s or its affiliates’ relationships with the Company.

In advising the People Resources Committee, it is necessary for the consultant to interact with management to gather information, but the People Resources Committee may exercise its discretion in determining if and when the consultant’s advice and recommendations to the Committee can be shared with management.

Nominating and Corporate Governance Committee

Our NCGC is composed of Mr. Foss, Mr. Figuereo and Dr. Hochman, with Mr. Foss serving as chair of the committee. Each member of our NCGC is independent under Nasdaq independence standards and independent of Bain Capital our majority shareholder. During 2022, the NCGC met five times. The NCGC’s responsibilities include:

Responsibilities of the Nominating and Corporate Governance Committee
Develop the criteria for the requisite skills and characteristics of new Boards members as well as the composition of the Board as a whole	Recommend to the Board director nominees for election or reelection at each annual general meeting of shareholders
Recommend to the Board candidates to serve as members and chairpersons of each of the Board's committees	Review any director resignation letter tendered in accordance with the Articles and evaluate and recommend to the Board whether such resignation should be accepted
Monitor the Company's social responsibility and environmental sustainability policies and performance and review the Company's sustainability report	Oversee and make recommendations to the Board regarding the Company's political and charitable contributions
Propose to the Board director candidates to fill vacancies on the Board or Board committees in the event of a director's resignation, death or retirement, a change in Board or committee composition requirements, or the expansion of the Board of any committee thereof	Periodically review and, if desirable, recommend to the Board changes in the number, responsibilities and membership pf the Board committees
Review the appropriateness of a director's continued Board and committee membership in light of any change in the director's employment, relationship with the Company or any other changed circumstance that could affect the director's independence, qualifications or availability	Annually review and reassess the adequacy of the committee charter
Evaluate and make recommendations to the Board regarding shareholder proposals	Administer annual performance evaluations of the Board and its committees, including a review of this committee by its members and present the evaluation to the Board

Executive Officers

The persons listed in the following table are our current executive officers. Officers are elected annually. There is no family relationship among any of the directors or executive officers and no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Executive Officer	Age	Title
Philip Wieland	49	Chief Executive Officer and Director
Somer Gundogdu	53	President, Emerging Markets
Todd Herndon	57	Chief Financial Officer
Sinéad Kwant	50	President, Western Europe
Tracy Long	44	President, North America

Gaetano Redaelli	61	Chief Strategic Development Officer
Rudolf Verheul	60	Global President, Food & Beverage

Mr. Wieland: For biographical information for Mr. Wieland, see the section headed “Our Board of Directors.”

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our ordinary shares to file initial reports of ownership and changes in ownership with the SEC. The reporting directors, officers, and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of copies of such reports furnished to Diversey and on written representations made by its directors and such covered officers, the Company believes that all of the Company’s directors and executive officers have complied with all Section 16(a) filing requirements with respect to 2022 except for one late Form 3 filed by Tracy Long reporting initial ownership information. The failure to timely file Ms. Long’s Form 3 resulted from delays in obtaining filing access codes for Ms. Long.

Hedging and Pledging and Other Prohibited Transactions

Our insider trading policy (Insider Trading Policy) governs trading by our insiders, including Board members, officers, employees, contractors and consultants who have access to material non-public information. The Insider Trading Policy requires pre-clearance of transactions involving Company securities by certain insiders and prohibits insiders from trading (or tipping others to trade) in Company securities on the basis of material, non-public information, in each case other than Bain Capital Private Equity and any of its affiliated investment funds.

Our Insider Trading Policy also prohibits all employees from engaging in hedging or short sale transactions involving Company securities and transactions in put or call options or other derivative securities on any exchange or other organized market, such as prepaid variable forwards, equity swaps, collars and exchange funds. Our employees are also prohibited from holding Company securities in margin accounts or pledging Company shares as collateral for a loan. In addition, our employees are discouraged from placing standing or limit orders of Company securities.

In December 2022, members of our Senior Leadership Team were able to enter into pre-arranged Rule 10b5-1 trading plans established when they were not aware of any material, nonpublic information. These plans allow them to engage in transactions in Company shares over a predefined period of time even if they are aware of material, nonpublic information during the transaction period.

ITEM 11. EXECUTIVE COMPENSATION.

People Resources Committee Report (Compensation Committee Report)

The People Resources Committee has reviewed and discussed the following CD&A of the Company with management. Based on their review and discussion, the People Resources Committee recommended to the Board, and the Board has approved, the inclusion of the CD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. This report is provided by the following independent directors, who comprise the People Resources Committee:

Katherine Zanotti (Chair)
Selim Bassoul
Eric Foss

Dated: April 25, 2023

Compensation Discussion and Analysis
Our NEOs

The table below shows each of our NEOs:

Named Executive Officer	Title
Philip Wieland	Chief Executive Officer and Director
Todd Herndon	Chief Financial Officer
Sinéad Kwant	President, Western Europe
Gaetano Redaelli	Chief Strategic Development Officer
Rudolf Verheul	Global President, Food & Beverage

Executive Summary

Our compensation philosophy is to align our executive compensation with the interests of our shareholders by ensuring our compensation decisions align with financial objectives that have a significant impact on shareholder value. The following various components of our executive compensation program are designed to achieve this:

• “Pay-for-performance,” with a significant portion of total compensation tied to achieving our short- and long-term financial and strategic goals.
• Foster entrepreneurship at all levels of the organization with a focus on employee value and retention by making long-term equity-based incentive opportunities a substantial component of our executive compensation.

• The appropriate level for each compensation component is based in part, but not exclusively, on internal equity and consistency, experience and responsibilities, as well as other relevant considerations, such as rewarding extraordinary performance and leadership qualities.

• Hire, engage and retain talented and experienced executives who are motivated to achieve or exceed our short- and long-term corporate goals and who feel true ownership for our success year over year.

2022 Performance Highlights

Throughout 2022, we delivered strong results driven by high customer retention, new business wins and accelerating pricing. We executed well even while operating in an unprecedented environment with underlying results impacted by supply chain challenges, continued rising inflation, the war in Ukraine, and the effect of currency exchange rates associated with a strengthening U.S. dollar. We are pricing for inflation and once the current challenges recede, we expect to see revenue and margins improve and accelerate. Diversey continues to be encouraged by the resiliency of the core business and the ability to grow while implementing pricing actions reflective of the inflationary environment. The macro background is unpredictable and the volatility in global exchange rates continues to impact the Company's strong execution.

Financial Performance

Consolidated revenues improved by approximately 4% as compared to the prior year and over 15% on a constant currency basis, with:

◦Food & Beverage increasing 27% over prior year
◦Base Institutional increasing 11% over prior year
◦Revenue growing more than 11% from pricing

•We improved our Adjusted EBITDA margins from quarter-to-quarter in 2022 with our fourth quarter margins improved by 90 basis points as compared to the third quarter and 420 basis points above the first quarter of 2022, reflecting the continued maturity of pricing actions and significant efforts to manage costs in a challenging operating environment.
•In the face of significant increases in input costs, we implemented price increases across our various geographies and products. For the full year 2022, we realized more than 11% revenue growth from pricing.
•We improved our adjusted EBITDA margins from quarter-to-quarter with our fourth quarter margins of 13.3% improved by 420 basis points above the first quarter of 2022 reflecting the continued maturity of pricing actions and significant efforts to manage costs in a challenging operating environment.
•We continue to experience high customer win rates for new business, and our water treatment products are further expanding our organic growth. Our revenue of $211 million in the quarter is a 13.9% increase over the comparable prior year quarter and a 27% increase on a currency-adjusted basis.

We encourage you to review our 2022 Annual Report. Adjusted EBITDA is not determined in accordance with accounting principles generally accepted in the United States (GAAP) and should not be viewed as a substitute for the most directly comparable GAAP financial measure, net income (loss) before income tax provision (benefit). Net income (loss) before income tax provision (benefit) was $(149.5) million for the year ended December 31, 2022. Additional information regarding our use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measure can be found in "APPENDIX A - Reconciliation of Non-GAAP Financial Measures" below.

2022 Pay and Performance

Given we did not meet our Adjusted EBITDA target under the 2022 AIP, our senior leadership team, including our NEOs, did not receive a payout. However, the People Resources Committee approved a discretionary award to Ms. Kwant in the form of RSUs to recognize the strong performance of the Western Europe Region during these unprecedented market challenges.

Further details are included in the “2022 AIP Performance Metrics” section below.

Compensation Philosophy

Our compensation philosophy is to align our executive compensation program with the interests of our shareholders by ensuring our compensation decisions align with financial objectives that have a significant impact on shareholder value. The various components of our executive compensation program are designed to emphasize “pay-for-performance,” with a significant portion of total compensation tied to achieving our short- and long-term financial and strategic goals. Our compensation philosophy is also designed to foster entrepreneurship at all levels of the organization and is focused on employee value and retention by making long-term equity-based incentive opportunities a substantial component of our executive compensation. The appropriate level for each compensation component is based in part, but not exclusively, on internal equity and consistency, experience and responsibilities, as well as other relevant considerations, such as rewarding extraordinary performance and leadership qualities.

Another important goal of our executive compensation program is to help us hire, engage and retain talented and experienced executives who are motivated to achieve or exceed our short- and long-term corporate goals and who feel true ownership for our success year over year. Our executive compensation program is designed to reinforce a strong pay-for-performance alignment and serve the following purposes:

•Reward our NEOs for sustained financial and operating performance and strong leadership;
•Align our NEOs’ interests with the interests of our shareholders; and
•Encourage our successful NEOs to remain with us for the long term.

We further seek to ensure that each NEO’s base salary and short-term target annual incentive opportunity are competitive with the market, while maintaining an emphasis on variable pay, in order to appropriately retain and reward our NEOs for their commitment to us and for their achievements on our behalf. We believe that both the design of our executive compensation program and our compensation practices support our compensation philosophy.

In 2022, our People Resources Committee retained Mercer to assist with compensation topics, such as policy design, executive compensation benchmarking, and assistance with the CD&A.

In addition to the overall compensation structure, the Company employs the following best pay practices which reflect our compensation philosophy:

What We Do	What We Don’t Do
✓ Link executive pay to Company performance through our annual and long-term incentive plans	🗴 Permit hedging or pledging by executives or directors of equity holdings
✓ Balance among short- and long-term incentives, cash and equity and fixed and variable pay	🗴 Re-price underwater share options
✓ Compare executive compensation and Company performance to relevant peer group companies	🗴 Adopt pay policies or practices that pose material adverse risk to the Company
✓ Maintain a compensation Clawback Policy to recapture unearned incentive pay	🗴 Use an aspirational peer group of significantly larger companies
✓ Maintain minimum shareholding requirements for our directors and senior executives	🗴 Grant in-the-money share options with an exercise price below the fair market value of an ordinary share on the grant date

✓ Use multiple types of equity awards to balance risk/reward	🗴 Guarantee a minimum level of vesting for long-term incentives
✓ Maintain overlapping performance periods for long-term incentives	🗴 Provide excessive perquisites
✓ Cap short-term incentives at 200% of target
✓ Retain an independent compensation consultant

Say on Pay and Shareholder Engagement

The People Resources Committee believes that our executive compensation program is consistent with our pay-for-performance philosophy and aligns the incentives for our executives with value creation for our shareholders. In 2022, the Company held a “say-on-pay” vote on the company’s executive compensation program as set forth in the proxy statement and 96.5% of shareholders voted “for” the proposal. When finalizing 2023 compensation, the People Resources Committee continued to apply the same principles and endorsed the 2022 "say-on-pay" vote in determining the amounts and types of executive compensation and did not implement substantial changes as a result of the shareholder advisory vote.

Our Compensation Process

Our executive compensation program includes base salaries, annual incentives and long-term equity-based incentives. Decisions with respect to increasing annual base salaries, setting target opportunities for annual incentives and determining long-term incentive award levels are made by our People Resources Committee and based on the individual’s role within the Company, duties and responsibilities, experience and performance and delivery of results.

The People Resources Committee is responsible for all determinations with respect to our executive compensation programs and the compensation of our NEOs. The People Resources Committee is composed entirely of independent directors as defined by our Corporate Governance Guidelines and Nasdaq listing standards. To set 2022 compensation, the People Resources Committee considered compensation provided by our peer group of companies in combination with general market compensation data, see the section headed “Compensation Benchmarking” below.

The People Resources Committee determines NEO compensation after consultation with the CEO and CHRO who provide insight and recommendations regarding compensation for all NEOs other than the CEO. Neither our CEO nor our CHRO participated in determining their own compensation.

Compensation Consultant

The People Resources Committee has the authority to retain, compensate and disengage an independent compensation consultant and any other advisors necessary to assist in its evaluation of executive compensation.

Mercer was engaged by the People Resources Committee in 2022 to provide recommendations for determining NEO compensation, including creating a peer group of companies, and to perform a competitive assessment of our executive compensation programs. In 2022, the People Resources Committee also retained Mercer to evaluate the compensation of our CEO, our other NEOs, and our other executives, and to develop and support the implementation of our compensation philosophy and programs as a public company and assist with compensation reporting requirements.

Compensation Benchmarking

In making compensation-related decisions, the People Resources Committee assesses whether compensation is competitive with the market. To set executive pay for 2022, the People Resources Committee established a peer group (Peer Group) to benchmark compensation, including base salaries, annual cash incentives and equity-based compensation. This benchmarking data was also used to assess total cash compensation (base salary and annual cash incentives) and total direct compensation (total cash compensation and total equity compensation). The selection criteria used to determine the composition of the Peer Group includes the following:

•Companies competing in the same talent market;

•Companies operating in similar industries, including specialty chemicals, environmental and facilities services, industrial machinery, specialized consumer services and diversified support services; and
•Companies of similar size, measured by revenue and market capitalization.

2021 and 2022 Peer Group

The 14 companies listed below form our 2021 and 2022 Peer Group and meet all or some of the above criteria. The Peer Group, supplemented by other sources of competitive pay information, was an important input in making post-IPO pay decisions for 2021 and establishing compensation levels and structure for 2022. The Peer Group companies shown below are US-based publicly-traded services or industrial companies ranging in size from $1.9 billion to $6.2 billion in annual revenue, and $1.3 billion to $21.6 billion in market capitalization as of December 31, 2021.

Peer Group Companies
ABM Industries Incorporated	Pentair plc
Clean Harbors, Inc.	Rollins, Inc.
Covanta Holding Corporation (no longer public)	Stericycle, Inc.
Donaldson Company, Inc.	Terminix Global Holdings, Inc.
Harsco Corporation	Tetra Tech, Inc.
IDEX Corporation	UniFirst Corporation
Nordson Corporation	Xylem Inc.

The table below shows the size of the Peer Group companies, measured by annual revenue and market capitalization, compared to the size of the Company as of December 31, 2021.

Peer Group Comparison
Percentile Rank	Revenue ($ in millions)	Market Capitalization ($ in millions)
75th Percentile	$3,775	$15,346
50th Percentile	$2,599	$6,400
25th Percentile	$2,122	$3,665
Diversey	$2,614	$4,225
Percentile Rank	51%	28%

2023 Peer Group

The 17 companies listed below form our 2023 Peer Group and are used to set pay for 2023. The Peer Group companies shown below are US-based publicly-traded specialty chemical, industrial machinery and environmental and facilities services companies ranging in size from $1.9 billion to $7.1 billion in annual revenue, and $500 million to $19.9 billion in market capitalization as of December 31, 2022. The 2021/2022 peer group was modified in 2023 to remove ABM Industries Incorporated due to its increased size and Covanta Holding Corporation because it is no longer a public company. Also, five companies were added to provide a more robust peer group and to increase the focus on companies that sell a diverse profile of products directly to customers, participate in hygiene and health industries similar to Diversey and sell to customers in the US and abroad.

2023 Peer Group Companies
Ashland Inc.*	Rollins, Inc.
Cabot Corporation*	RPM International Inc.*
Clean Harbors, Inc.	Stepan Company*
Donaldson Company, Inc.	Stericycle, Inc.
Harsco Corporation	Terminix Global Holdings, Inc.
H.B. Fuller Company*	Tetra Tech, Inc.

IDEX Corporation	UniFirst Corporation
Nordson Corporation	Xylem Inc.
Pentair plc
* Indicates new companies added for the 2023 Peer Group.

Our Compensation Program

Our NEO compensation program is made up of three primary elements: base salary, annual cash incentive awards and long-term equity compensation. Annual cash incentive awards and long-term equity compensation represent the performance-based elements of our compensation program. The performance metrics for our annual cash incentive awards are set each year to align with our short-term financial and operational business goals. The performance metrics for our long-term equity compensation are also set each year to align with our long-term financial and operational business goals.

Pay Elements

Pay Element	Objectives	Features
Base Salary	Provide a fixed level of cash compensation for performing day-to-day responsibilities	Targeted the median of the peer group with adjustments for individual performance
Annual Incentive Plan (AIP)	Reward short-term financial, operational and individual performance	Cash payments based on meeting Global Adjusted EBITDA, Global Free Cash Flow, and Global or Regional/ Operational Revenue
Long-Term Incentive Plan (LTIP)	Align management interests with those of shareholders, encourage retention and reward long-term Company performance	Granted 50% performance share units, 25% restricted share units and 25% share options

The amount of each NEO’s annual cash incentive award for a performance period is intended to reflect the NEO’s relative contribution to the Company in achieving or exceeding our short-term goals. The amount of an NEO’s long-term incentive compensation is intended to reflect the NEO’s expected contribution to the Company in achieving our long-term goals of driving an increase in our overall equity value for our shareholders.

2022 Pay Mix

In 2022, the People Resources Committee considered the mix of pay for each NEO, including how much of target pay is cash versus non-cash, fixed versus variable and short- versus long-term and aligned with the interests of our shareholders. The following illustrations show the target mix of pay we delivered in 2022 to our CEO (86% at risk) and the average mix for each of our other NEOs (72% at risk).

CEO             Average of Other NEOs

Base Salaries

We pay each of our NEOs a base salary based on the experience, skills, knowledge and responsibilities required of the individual and considering their working location. We believe base salaries are an important element in our overall compensation program as they provide a fixed element of compensation that reflects each NEO’s job responsibilities and value to us. The People Resources Committee has sole responsibility for determining a recommendation to the Board as to the base salary of our CEO. The People Resources Committee determines recommendations for the other NEOs’ base salaries after consultation with the CEO and the CHRO.

The People Resources Committee reviews our NEOs’ base salaries each year and, typically, base salary increases are determined based on the following factors: assumption of new responsibilities, relative importance of the position, individual performance and contributions and competitive marketplace. The base salary adjustments for Messrs. Redaelli and Verheul are based on the market analysis and are intended to more closely align their base salaries with the market. Base salaries are targeted at the median of our Peer Group based on data provided by our compensation consultant.

The table below shows each NEO’s annual base salary rates for 2021 and 2022 and the percentage change.

Named Executive Officer	2021 Annual Base Salary Rate ($)(1)	2022 Annual Base Salary Rate ($)(1)	% Change
Philip Wieland	900,000	864,839(2)	(3.9)
Todd Herndon	600,000	625,200	4.2
Sinéad Kwant	426,980	429,233(3)	0.5
Gaetano Redaelli	391,571	402,143(4)	2.7
Rudolf Verheul	360,921	362,837(5)	0.5
(1) The 2021 and 2022 base salaries for each of Ms. Kwant and Messrs. Redaelli and Verheul were payable in Euros. The Euro denominated base salaries of each of Ms. Kwant and Messrs. Redaelli and Verheul were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(2) Mr. Wieland's annual base salary was unchanged between 2021 and 2022. Mr. Wieland’s 2022 base salary was paid in US$ for the period Jan 1 to May 31, 2022. Effective June 1, 2022, Mr. Wieland’s base salary of $900,000 was converted into GBP at the June 1, 2022 exchange rate of 0.799 GBP/US$. Following the conversion of Mr. Wieland’s base salary into GBP, his converted base salary of GBP 719,200 was paid in GBP through the remainder of 2022. The amounts of Mr. Wieland’s salary paid in GBP was converted into U.S. dollars using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022.

(3) Ms. Kwant received a 0.7% salary increase on April 1, 2022, increasing her base salary from €401,181 to €415,915.44.

(4) Mr. Redaelli received a 2.7% salary increase on April 1, 2022 from €367,920 to €377,853.

(5) Mr. Verheul received a 0.7% salary increase on April 1, 2022 from €339,120 to €352,819.

Annual Incentive Plan

We designed the Annual Incentive Plan for 2022 (2022 AIP) to incentivize our senior executives, including our NEOs, and other eligible employees to achieve our top business, financial and other goals. We re-evaluate the terms of our annual incentive plan each year, including target award opportunities, to ensure that we are adequately incentivizing our current objectives, which may change from year to year to reflect our primary areas of accountability and drive the right focus. Through our 2022 AIP, we provided short-term cash compensation that is at risk and subject to achievement of designated performance goals.

2022 AIP Target Opportunities

Each NEO’s 2022 AIP target opportunity was expressed as a percentage of the NEO’s base salary and varied based on the NEO’s position and level of responsibilities, as set forth in the table below. Based on performance achievement, the NEOs could earn between 0% and 200% of their 2022 AIP target opportunities.

Named Executive Officer	2022 Base Salary Level ($)(1)(2)	2022 AIP Target (% of Base Salary)	2022 AIP Payout Range (% of 2021 AIP Target)	2022 AIP Target Award ($)(3)	Actual 2022 AIP Award ($)
Philip Wieland	864,839	100%	0-200%	864,839	0
Todd Herndon	625,200	80%	0-200%	500,160	0
Sinéad Kwant	442,652	60%	0-200%	265,591	0(4)
Gaetano Redaelli	402,143	50%	0-200%	201,072	0
Rudolf Verheul	375,499	60%	0-200%	225,299	0
(1) Mr. Wieland's annual base salary is £719,200. The amount set forth in this table was converted from GBP to U.S. dollar using the using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022.

(2) The base salaries of Ms. Kwant and Messrs. Redaelli and Verheul are €415,915, €377,854 and €352,819, respectively. These amounts were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(3) Mr. Wieland’s AIP target award is payable in GBP. The amount set forth in this column was converted from GBP to U.S. dollar using the using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022. The AIP target awards of Ms. Kwant and Messrs. Redaelli and Verheul are payable in Euros. The amounts set forth in column for each of Ms. Kwant and Messrs. Redaelli and Verheul were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(4) The People Resources Committee approved a discretionary award to Ms. Kwant equal to 55% of her annual base salary values at $129,389 in the form of RSUs to recognize the strong performance of the Western Europe Region during these unprecedented market challenges. The RSUs will vest fully on January 1, 2024.

2022 AIP Performance Metrics

The People Resources Committee decided to continue to use Global Adjusted EBITDA and Global Free Cash Flow as metrics in the 2022 AIP and to add a revenue metric. The Global Revenue metric was added to reflect the importance of the Company’s growth ambition and pricing plans. The performance metrics that applied to the opportunities for our CEO, Chief Financial Officer and Chief Strategic Development Officer, Messrs. Wieland, Herndon and Redaelli, respectively, under the 2022 AIP are Global Adjusted EBITDA, Global Free Cash Flow, and Global Revenue. Mr. Redaelli participated in the same scheme as our CEO and Chief Financial Officer because of the global nature of his role. In addition, at the discretion of the Board, each NEO’s payout may be increased or decreased based on their individual performance on progressing our employee engagement, DE&I targets and ESG priorities.

The 2022 AIP for these three NEOs included the following three metrics:

•Adjusted EBITDA, which remains our primary metric to reflect our critical focus on increasing our margin and protecting the funding principle for the AIP pool.
•Global Free Cash Flow generation, which continues to be key in funding our growth investments.
•Global Revenue, which was introduced to reflect the importance of our growth ambition and pricing plans.

Our other NEOs, Ms. Kwant and Mr. Verheul, participated in a version of the 2022 AIP with greater regional/business unit focus. The AIP performance metrics for each of Ms. Kwant and Mr. Verheul had the same Global Adjusted EBITDA and Global Free Cash Flow targets as applied for the CEO, Chief Financial Officer and Chief Strategic Development Officer, but their revenue performance metrics were based on their specific responsibilities either regionally for Western Europe for Ms. Kwant or globally for Food & Beverage for Mr. Verheul.

Global EBITDA is the funding mechanism for the AIP pool, so if the EBITDA target is not met, the pool is reduced (and impacts the payout based on the other metrics) accordingly.

In 2022, the threshold performance levels were not achieved and the NEOs were not eligible to receive a payout under the AIP. However, the Board decided to award Ms. Kwant a discretionary award in the form of RSUs to recognize specific achievements in the Western Europe Region, as described in further detail on page 21 below.

Why we use Global Free Cash Flow	Why we use Global Adjusted EBITDA*	Why we use Global and Regional/Operational Revenue
The Global Free Cash Flow metric is a useful indicator of the amount of cash the Company has to pursue opportunities that enhance shareholder value. It tracks our cash generation and is based on cash flow from operating activities less capital expenditures (including our dosing and dispensing equipment), and cash proceeds from the securitization program and sale of property and equipment and other assets, underscoring our progress on generating cash from operations, improving our balance sheet and the effective deployment of capital investments.	Global Adjusted EBITDA aligns with shareholder expectations and provides the best representation of our financial performance. Also, it is frequently used by analysts, investors and other interested parties in the evaluation of the financial performance of companies in our industry and as a useful means of measuring our ability to meet our debt service obligations. Adjusted EBITDA provides the best representation of how we are achieving results and managing our capital, with capital management supporting expansion in our operating margin.	The Global and Regional Revenue metrics reflects the importance our growth ambition and pricing plans.
*Adjusted EBITDA consists of EBITDA adjusted to eliminate the following: (i) certain non-operating income or expense items, (ii) the impact of certain non-cash and other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance and (iii) certain unusual and non-recurring items impacting results in a particular period.

We encourage you to review our 2022 Annual Report. Adjusted EBITDA and Global Free Cash Flow are not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP financial measures, net income (loss) before income tax provision (benefit) and cash provided by (used in) operating activities. Net income (loss) before income tax provision (benefit) and cash provided by (used in) operating activities were $(185.5) million and $33.7 million for the year ended December 31, 2022, respectively. Additional information regarding our use of non-GAAP financial measures and reconciliations to the most directly comparable GAAP financial measure can be found on Annex A below.

2022 AIP Performance Targets and Results

Threshold, target, maximum and actual performance, and performance as a percentage of target, for each performance goal (Global Adjusted EBITDA, Global Free Cash Flow and Global Revenue, for Messrs. Wieland, Herndon and Redaelli, and the Western Europe Region Revenue goal for Ms. Kwant and Food & Beverage Revenue goal for Mr. Verheul) are set forth in the table below:

($ in millions)	Global Adjusted EBITDA (all NEOs	Global Free Cash Flow (all NEOs	Global Revenue (Wieland, Herndon and Redaelli)	Western Europe Region Revenue (Kwant)	Food & Beverage Revenue (Verheul)
Weighting	50%	25%	25%	25%	25%
Threshold	$418	$122	$2,727	$865	$753
Target	$440	$135	$2,871	$911	$793
Maximum	$462	$149	$3,015	$957	$833
Result	$330.1	$(102.8)	$2,765.9	$819.7	$814.4
Weighted % of target	0%	0%	7%	0%	38%

2022 AIP Payouts

Based on 2022 performance, the calculated 2022 AIP award percentages for the NEOs are shown in the table below:

Named Executive Officer	Target 2022 AIP Award (% of Base Salary)	Award Payout (as % of Target AIP Award)	Target Award ($)	Calculated Award ($)
Philip Wieland	100%	0.0%	864,389	0
Todd Herndon	80%	0.0%	500,160	0
Sinéad Kwant	60%	0.0%	265,591	0
Gaetano Redaelli	50%	0.0%	201,072	0
Rudolf Verheul	60%	0.0%	225,299	0

Discretionary Award for Ms. Kwant: Western Europe Region

Threshold performance levels under the 2022 AIP were not achieved, so the NEOs were not eligible for a payout based on the AIP performance results. However, the People Resources Committee approved a discretionary award to Ms. Kwant to recognize the strong performance of the Western Europe Region. During 2022, the Company experienced several unprecedented global and regional challenges that could not have reasonably been anticipated or budgeted and which had a significant impact on our financial results. Despite these unprecedented, significant and unexpected strains on our business, Ms. Kwant managed the difficulties and enabled the Company to deliver strong results for the Western European region. Her quick actions and thoughtful decisions allowed the Company to perform well in this market. The People Resources Committee felt it was reasonable and appropriate to exercise discretion to award Ms. Kwant an award to recognize her significant efforts and positive results during these unprecedented market challenges. This award was granted in the form of RSUs to retain and motivate Ms. Kwant and to align her interests with those of Diversey shareholders and is disclosed in the Summary Compensation Table as a Stock Award. The value of the RSUs awarded is equal to 55% of Ms. Kwant’s annual base salary, or $129,389. We intend to grant the RSUs in 2023 and the RSUs will vest upon the earlier of the closing of the merger involving Solenis and Diversey or January 1, 2024.

Long-Term Incentive Plans (LTIP)

LTIP awards are granted under the 2021 Plan that was adopted by our Board prior to the IPO. Long-term incentive plan awards granted to our NEOs prior to the IPO were approved by Bain Capital and awarded under our equity-based MEIP.

2021 Omnibus Incentive Plan

The 2021 Plan is administered by our People Resources Committee, and employees, including our NEOs, are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for the grant of share options, share appreciation rights, restricted shares, restricted share units, bonus shares, dividend equivalents, other share-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. For 2022, awards were comprised of performance share units (“PSUs”) (50%), RSUs (25%) and share options (25%). The Company chose this allocation of PSUs, RSUs and share options to emphasize company performance to align executives with the interest of shareholders. Also, share options were included to reflect the longer time horizon they provide for a newly public company.

The 2021 Plan has been an important factor in attracting, retaining, motivating, and rewarding certain employees, officers, directors and consultants by closely aligning the interests of such individuals with those of our shareholders.

2022 Equity Compensation Plan

Target equity compensation awards were set as a percentage of base salary as determined by the People Resources Committee and set forth in the table below.

2022 Equity Compensation Plan Opportunities as a % of Base Salary
Named Executive Officer	Target Equity Compensation Plan Amount as a Percentage of Base Salary
Philip Wieland	500%
Todd Herndon	300%

Sinéad Kwant	175%
Gaetano Redaelli	120%
Rudolf Verheul	175%

Performance Share Units

PSUs have a three-year performance period with cliff vesting at the end of the period. The performance metrics for the PSUs are Adjusted EBITDA growth (weighted 50%) and relative Total Shareholder Return (TSR) measured against Russell 1000 Index companies (weighted 50%). Adjusted EBITDA growth and relative TSR were both chosen because they align executive interests with long-term shareholder growth expectations, and additionally, in the case of relative TSR, because it is a common metric among our Peer Group and the broader market. Furthermore, our relative TSR performance metric is capped at target if the Company’s TSR is negative, the rationale being that if our Peer Group’s share prices are decreasing, our executives should not receive an award greater than target simply because our share price decreased less than that of the Peer Group. We grant PSUs because they reward achievement of longer-term goals and positive performance, create a direct correlation between longer-term business success and financial reward, and encourage retention and ownership.
Half of the PSUs vest based on achieving Adjusted EBITDA goals, as set forth in the table below:

2022 Performance Share Units: Adjusted EBITDA Growth Goals
Performance Level	Adjusted EBITDA Growth vs. 2021 Adjusted EBITDA	Percentage of PSUs subject to Adjusted EBITDA Goal to Vest
Below Threshold	Less than 6%	0%
Threshold	6%	50%
Target	8%	100%
Maximum	10% or greater	200%
* Linear interpolation will be applied for performance between threshold/target/maximum.

Half of the PSUs vest based on relative TSR compared to the Russell 1000. The number of shares of stock that are earned is based on the TSR of the Company compared to the TSR (assuming reinvestment of dividends) of the companies in the Russell 1000 Index over a three-year performance period. At the end of the performance period, the percentile rank of the Company’s TSR is calculated relative to the TSR of the Russell 1000 Index, as set forth in the table below:

2022 Performance Share Units: Relative TSR Goals
Performance Level*	Company’s Relative TSR Performance (Percentile Ranking)	Percentage of PSUs subject to relative TSR Goal to Vest
Below Threshold	Less than 25th Percentile	0%
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	75th Percentile or greater	200%
* Linear interpolation will be applied for performance between threshold/target/maximum.

Restricted Share Units

RSUs are part of the LTIP to enhance executive retention and to better align the Company’s long-term compensation practices with its peers. The value of RSU grants in 2022 under the LTIP was equal to 25% of the target long-term equity incentive award for each executive. The time-based RSUs granted to the NEOs vest ratably over three years and are settled in cash based on the Company’s share price on the vesting date. The terms and conditions of grants of RSUs, including the quantity, grant date, vesting periods, settlement date and other terms and conditions with respect to the awards, are set out in the grant agreement.

Share Options

Stock options reward executives for increasing absolute long-term shareholder value. For 2022, the value of each stock option award was equal to 25% of the target long-term equity incentive award for each NEO using the Black-Scholes option pricing model. The exercise price of the stock options is equal to the closing share price of Diversey common stock on the grant date. The 2021 Plan prohibits repricing of stock options without shareholder approval. The People Resources Committee believes time-vested options encourage long-term value creation and executive retention because generally executives can realize value from such options only if the Company’s stock price increases after grant and the executive remains employed at Diversey until the options vest. Share options have three-year ratable vesting and have a term of 10 years. The exercise price of each option to purchase ordinary shares must be at least equal to the fair market value of our ordinary shares on the date of grant.

2022 LTIP Awards

In 2022, the People Resources Committee granted the following equity awards to the NEOs:

Named Executive Officer	PSUs (#)	RSUs (#)	Options (#)
Philip Wieland	210,280	105,140	168,918
Todd Herndon	84,112	42,056	67,567
Sinéad Kwant	37,166	18,583	29,855
Gaetano Redaelli	23,372	11,686	18,775
Rudolf Verheul	31,417	15,708	25,237

2021 Pre-IPO Equity Compensation Plan (MEIP)

Under our pre-IPO equity-based MEIP, certain employees, directors and officers of the Company, including our NEOs (all such participants, the MEIP Participants) received indirect interests (MEIP Shares) in Constellation (BC) S.á.r.l., in the form of shares of Poolco, an entity incorporated for the purpose of pooling the MEIP Participants’ interests in Constellation (BC) S.á.r.l. The MEIP Shares allowed the MEIP Participants to share in distributions made by Constellation (BC) S.á.r.l., subject to meeting certain financial hurdles tied to Bain Capital’s initial investment in Constellation (BC) S.á.r.l. and to time vesting (generally over a four- or five-year period following the specified vesting commencement date).

Concurrent with the IPO, the MEIP interests were converted into ordinary shares in the Company as follows:

•Vested ordinary shares were issued in respect of MEIP Shares that were vested as of our IPO, and
•Restricted ordinary shares were issued in respect of MEIP Shares that were unvested as of our IPO.

The restricted ordinary shares will vest on the same terms and conditions as applied to the MEIP Shares to which they relate, subject to the acceleration provisions described below. Mr. Wieland and Ms. Kwant still hold restricted ordinary shares received as part of the equity conversion.

All of the ordinary shares (whether vested or restricted) in relation to the MEIP Shares are subject to a lock-up restriction expiring March 29, 2023 prohibiting MEIP Participants from selling ordinary shares (whether or not vested) until the second anniversary of the consummation of the IPO, except under certain circumstances. For current senior leadership team level, including our NEOs, a permissible sale during this two-year period (i) must be pursuant to a transaction in which Bain Capital is selling ordinary shares (Bain Sale) and (ii) cannot result in the MEIP Participant selling shares at a faster rate than Bain Capital. If, at the time of a Bain Sale, the total number of a MEIP Participant’s vested ordinary shares is less than the maximum number of ordinary shares that the MEIP Participant would be entitled to sell in the Bain Sale, a number of the MEIP Participant’s restricted ordinary shares will accelerate and vest, so that, after vesting, the MEIP Participant holds a number of vested ordinary shares equal to the maximum.

Also, in connection with our IPO, we granted an award of RSUs on a one-time basis to certain of our employees, including our NEOs. The RSUs granted to our NEOs will cliff-vest on December 31, 2023, generally subject to the NEO’s continued employment through the applicable vesting date and the terms and conditions of the relevant award agreement.

Retirement Benefits

We believe that providing retirement and welfare benefits as part of the total compensation package is necessary to attract and retain a highly talented and committed workforce.

For our U.S. employees, including our sole U.S.-based NEO, Mr. Herndon, we maintain a 401(k) plan, which is a tax-qualified retirement savings plan. The Company makes matching contributions of 100% on the first 6% of an employee’s eligible pay contributions (up to the annual compensation limits); matching contributions are 100% vested once made. At the end of each calendar year, the Company also may make a discretionary profit-sharing contribution, which typically vests based on the employee’s length of continuous employment. There were no discretionary profit-sharing contributions for the NEOs or any employee in 2022.

For employees outside the US, including for Mr. Verheul, who is a participant in a Dutch-based defined benefit pension plan, we provide retirement benefits that are customary for, or required to be provided within, the relevant jurisdiction.

We do not maintain a non-qualified deferred compensation plan.

Prerequisites and Other Compensation

We provide our U.S. employees, including our U.S.-based NEOs, with the following benefits:

•medical, dental and vision insurance;
•health savings and flexible spending accounts;
•paid time off, including vacation, company and personal holidays and sick days;
•life insurance and supplemental life insurance;
•short- and long-term disability insurance; and
•a 401(k) and profit-sharing plan with a company match of 100% on the first 6% contribution.

For employees outside the United States, we provide benefits that are customary for the relevant jurisdiction, and our non-U.S.-based NEOs are eligible for those benefits on the same basis as our other eligible employees.

We offer limited perquisites, including tax equalization benefits for business-related purposes or in connection with our NEOs who are serving on an international assignment. We also have provided relocation-related assistance to our NEOs as part of their onboarding.

Severance and Change in Control Arrangements

The Company has entered into employment agreements with Messrs. Herndon and Wieland and Ms. Kwant and offer letters with Messrs. Redaelli and Verheul, the key terms of which are described under “Employment Agreements and Offer Letters” below.

Deductibility of Compensation

We focus on long-term shareholder value when determining all elements of compensation. As a result, tax deductibility is not our only consideration in awarding compensation. Code Section 162(m) generally limits the tax deductibility of compensation paid by public companies to covered employees, such that a public company generally can take a tax deduction for up to $1 million of compensation paid to a covered employee in any calendar year.
Although our People Resources Committee will be mindful of the benefits of tax deductibility when determining executive compensation, our People Resources Committee may approve compensation that will not be fully-deductible to ensure competitive levels of total compensation for our executive officers and will retain flexibility to design compensation programs that are in the long-term interests of the Company and our shareholders, with deductibility of compensation being one of a variety of factors considered.

Code Section 280G

With respect to certain payments made or benefits provided to executives in connection with a change in control of a corporation that constitute “parachute payments” (as defined in Code Section 280G), Code Section 280G disallows a tax deduction for the payor with respect to, and Code Section 4999 imposes a 20% excise tax on the individual receiving, any such “parachute payments” that constitute “excess parachute payments” (as defined in Code Section 280G). Generally, such payments and benefits are in the nature of compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments and accelerated vesting and payouts in respect of awards under long-term incentive plans, including equity-based compensation. None of our NEOs is entitled to any gross-up with respect to any excise taxes that may be imposed under Code Section 4999. However, as noted below in the section titled “Employment Agreements and Offer Letters,” Mr. Herndon’s employment agreement includes a “best-net” cutback, which provides that, in the event any payments or benefits constitute “parachute payments” within the meaning of Code Section 280G, then the payments or benefits will either be (i) provided to him in full or (ii) reduced as necessary to avoid the Code Section 4999 excise tax, whichever results in a greater amount after taxes.

Risk Mitigation and Assessment Practices

Managing and monitoring compensation risks are important to the People Resources Committee, which regularly reviews our compensation program to determine whether any of our incentive compensation plans, programs and arrangements create potential risks to the Company. Based on its most recent evaluation, the People Resources Committee concluded that the executive compensation program is designed with the appropriate balance of risk and reward in relation to the Company’s business strategy. We do not believe that any of our incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the Company. Also, the Company’s compensation programs are subject to appropriate risk mitigation factors, provided by our Clawback Policy and our anti-hedging and pledging policies.

In addition, the Company completed a risk assessment of the Company’s compensation programs for 2022 and determined that our pay policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Equity Grant Timing Practices

Company-wide equity grants, including equity grants to NEOs, are awarded annually with a vesting commencement date of January 1. The awards are approved at the first People Resources Committee of the year, which is generally scheduled at least a year in advance. Throughout the year, equity awards may be made to new hires and, in rare circumstances, as a reward for exceptional performance. In all cases, the effective grant and vesting commencement date for these mid-year awards is the market closing price on the first day of the month, or first market trading day, following the date (month) of hire for executive roles. Options to eligible new hires are valued using a Black-Scholes valuation methodology, determined on a semi-annual basis. The exercise price of each of our stock option grants is the market closing price on the effective grant date.

Clawback Policy

Our Clawback Policy relates to any bonus, equity-based or other incentive-based compensation awarded or granted to the Company’s current and former executive officers, including the NEOs, to mitigate compensation risk. The Clawback Policy applies to the Company’s “executive officers,” and all other members of the Company’s senior leadership team (“Covered Executives”). In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the federal securities laws, the Board will assess whether the Company should seek to recover any excess “Incentive Compensation” received by any Covered Executives during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. In making this determination, the Board will look at factors as it deems appropriate, including whether such Covered Executive engaged in fraud or intentional misconduct which contributed to the need for such restatement.

Stock Ownership Guidelines

The Board adopted stock ownership guidelines with respect to its NEOs effective August 2022 (the “Stock Ownership Guidelines”). The Company strongly supports stock ownership by its NEOs and, accordingly, has introduced minimum stock ownership guidelines. NEOs can meet stock ownership requirements through direct or beneficial ownership of the Company’s securities, including vested performance-based awards and unvested time-based awards (not including options) granted under the long-term incentive plan. Executives who are promoted or appointed into a position that is subject to these requirements have five years from the effective date of the Stock

Ownership Guidelines to meet the minimum requirement. All of the Company’s NEOs have either met their ownership requirements or have time remaining to do so.

The ownership requirements as a multiple of annual base salary are set forth in the table below:

Named Executive Officer	Multiple of Base Salary
Philip Wieland	6x
Todd Herndon	3x
Sinéad Kwant	3x
Gaetano Redaelli	3x
Rudolf Verheul	3x

Executive Summary Compensation Table

The following table contains information concerning the annual compensation for our NEOs during 2022, 2021 and 2020.

Name and Principal Position	Year	Salary $(1)	Bonus $(2)	Stock Awards $(4)	Non-Equity Incentive Plan Compensation $(5)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings $(6)	All Other Compensation $(9)	Total $
Philip Wieland Chief Executive Officer and Director	2022	878,788	—	4,500,000	0	—	63,641	5,442,945
	2021	900,000	—	1,000,000	387,000	—	67,511	2,354,511
	2020	900,000	—	81,144,185(3)	1,120,046	—	29,953	83,194,184
Todd Herndon Chief Financial Officer	2022	618,900	—	1,800,000	0	—	18,000	2,436,900
	2021	600,000	—	1,000,000	206,400	—	113,932	1,920,332
	2020	600,000	—		709,736	—	17,100	1,326,836
Sinéad Kwant President, Western Europe	2022	431,943	—	795,352	0	—	39,321	1,266,616
	2021	429,680	—	1,000,000	98,646	—	36,510	1,564,836
	2020	137,147	—	—	0	—	—	137,147

Gaetano Redaelli Chief Strategic Development Officer	2022	399,500	—	500,160	0	—	57,218	956,878
	2021	391,571	—	250,000	89,615	—	67,226	798,412
	2020	374,053	—	—	177,190	—	516,116	1,067,359
Rudolf Verheul Global President, Food & Beverage Division	2022	365,546	—	672,311	0	0(7)	33,733	1,071,590
	2021	361,517	—	1,000,000	112,668	0(8)	30,244	1,504,429
	2020	341,876	—	—	362,923	211,168	33,185	949,151
(1) The amounts in this column represent the actual base salary amounts earned by our NEOs for 2020, 2021 and 2022. The amounts set forth in the table above for each of Ms. Kwant and Messrs. Redaelli and Verheul were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022. The amounts set forth for Mr. Wieland were converted from GBP to U.S. dollar using the using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022.

(2) Annual cash “bonus” incentive awards are reported under “Non-Equity Incentive Plan Compensation.”

(3) On July 16, 2020, Mr. Wieland received an award of 1,966,655 MEIP Shares. The grant date fair value of Mr. Wieland’s MEIP Share award was equal to the product of (A) 1,966,655 and (B) $41.26, which was the value per MEIP Share established by an independent third-party valuation conducted as of December 31, 2020.

(4) Effective March 29, 2021, our NEOs received a one-time grant of restricted ordinary share units which vest on December 31, 2023. The value of these grants was: $1,000,000 for each of Mr. Wieland, Mr. Herndon, Ms. Kwant and Mr. Verheul, and $250,000 for Mr. Redaelli.

(5) The amounts in this column represent the annual cash incentive awards payable to our NEOs for each of 2020, 2021 and 2022. For 2020 and for Mr. Wieland only, the amount in this column also includes an additional standalone cash incentive opportunity for 2020 pursuant to his employment agreement, which provided for payment of an additional cash bonus (subject to the Company’s meeting certain performance targets) in an amount equal to the excess (if any) of (i) the sum of (A) $900,000, plus (B) the amount of his 2020 AIP award as determined by the Board (disregarding any proration for his partial year of employment in 2020), over (ii) the sum of (A) the amount of base salary paid to Mr. Wieland during 2020, plus (B) his prorated annual incentive bonus under the 2020 AIP plus (C) the base salary and cash bonus amounts actually paid or payable to him in respect of the 2020 calendar year from Bain Capital. In February 2021, the Board of Constellation (BC) S.á.r.l. determined that the performance targets had been satisfied and that the amount of Mr. Wieland’s additional cash bonus payable was $451,273.

(6) Mr. Redaelli no longer participates in the defined benefits plan as he transferred his balance to a defined contribution plan. The present values of Mr. Verheul’s accumulated benefits as of December 31, 2021 were calculated in conformity with generally accepted accounting principles, based on the following assumptions for the Former DB Plan: for the Guarantee Pension Module of Pension Plan 2006 of Pension Fund Pensura, a fixed discount rate of 1.21%, indexation based on the pension fund’s recovery plan including catch-up indexation and assumed long-term inflation of 2.00%, recent mortality rates and a retirement age of 67. For the Jubilee Plan a discount rate of 0.70% is applied and in addition an annual general wage increase of 2.50%, disability, mortality and turnover rates apply. The Euro denominated amounts set forth in the table above were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(7) The change in Mr. Redaelli’s pension value was $(4,755) in 2021

(8) The change in Mr. Redaelli’s pension value was and $(420,616) in 2022.

All other compensation for 2022 includes the following:

Name	Year	Global Mobility Expenses ($)	Automobile Allowance ($)(b)	401(k) Match ($)	Retirement Contributions ($)	Tax Equalization and Gross Up Payments ($)	Total ($)
Philip Wieland	2022	0	12,984	0	50,657	0	63,641
Todd Herndon	2022	0	0	18,000(c)	0	0	18,000
Sinéad Kwant	2022	0	19,710	0	19,611(d)	0	39,321
Gaetano Redaelli	2022	900(a)	14,048	0	42,270(d)	0	57,218
Rudolf Verheul	2022	0	8,094	0	25,639(e)	0	33,733
(a) This amount represents payment for preparation of Mr. Redaelli’s income tax filings.

(b) The amounts in this column represent the automobile allowances that certain of our NEOs received. Mr. Wieland’s automobile allowance was paid in Pounds Sterling, and the automobile allowances for Ms. Kwant and Messrs. Redaelli and Verheul were paid in Euros. The amounts in Pounds Sterling were converted into U.S. dollars using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022 and the amounts in Euros were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(c) This amount represents the matching contributions we made to Mr. Herndon’s 401(k) retirement savings plan account.

(d) The amount reported for Ms. Kwant represents our contributions to her defined contribution pension plan, and the amount reported for Mr. Redaelli represents our contributions on his behalf to the Previndai statutory pension scheme and Azimut statutory pension scheme. These amounts were paid in Euros and were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(e) This amount represents employer contributions to Mr. Verheul’s defined contribution plan.

Grants of Plan-based Awards – 2022

This table shows grants of plan-based awards made to the Company’s NEOs during 2022.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All other option awards: number of securities underlying options (#)	Exercise of base price of option awards ($/share)	Grant Date Fair Value of Stock and Option Awards
Philip Wieland
Restricted Share Units	January 24, 2022	105,140(1)			1,125,000
Performance Share Units	January 24, 2022	210,280(2)			2,250,000
Stock Options	January 27, 2022		168,918(3)	10.73	1,125,000
Todd Herndon
Restricted Share Units	January 24, 2022	42,056(1)			450,000
Performance Share Units	January 24, 2022	84,112(2)			900,000
Stock Options	January 27, 2022		67,567(3)	10.73	450,000
Sinéad Kwant
Restricted Share Units	January 24, 2022	18,583(1)			198,838
Performance Share Units	January 24, 2022	37,166(2)			397,676
Stock Options	January 27, 2022		29,855(3)	10.73	198,838
Gaetano Redaelli
Restricted Share Units	January 24, 2022	11,686(1)			125,040
Performance Share Units	January 24, 2022	23,372(2)			250,080
Stock Options	January 27, 2022		18,775(3)	10.73	125,040
Rudolf Verheul
Restricted Share Units	January 24, 2022	15,708(1)			168,075
Performance Share Units	January 24, 2022	31,417(2)			336,161
Stock Options	January 27, 2022		25,237(3)	10.73	168,075
(1) These RSUs will vest in three equal annual installments beginning on January 1, 2023 subject to the NEO’s continued employment through the applicable vesting date and the terms and conditions of the relevant award agreement.

(2) These PSUs will vest in full on December 31, 2024, subject to the NEO’s continued employment through the applicable vesting date and the terms and conditions of the relevant award agreement.

(3) These stock options will vest in three equal annual installments beginning on January 1, 2023 subject to the NEO’s continued employment through the applicable vesting date and the terms and conditions of the relevant award agreement.

Outstanding Equity Awards at Year End

The following table presents information with respect to outstanding equity awards held by our NEOs as of December 31, 2022.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Philip Wieland(1)(2)	56,306	112,612	168,918	10.73	01/27/2032	3,178,389	12,735,624
Todd Herndon(3)	22,522	45,045	67,567	10.73	01/27/2032	260,401	787,583
Sinéad Kwant(4)(5)	9,952	19,903	29,855	10.73	01/27/2032	305,697	1,160,112
Gaetano Redaelli(6)	6,258	12,517	18,775	10.73	01/27/2032	70,499	210,928
Rudolf Verheul (7)	8,412	16,825	25,237	10.73	01/27/2032	139,028	472,091
(1) On July 16, 2020, Mr. Wieland received an award of MEIP Shares, and any MEIP Shares that were unvested as of the consummation of our initial public offering were converted into restricted ordinary shares. The final 1/7th of this award vests on July 1, 2023, subject to his continued employment through the vesting date.

(2) On March 29, 2021, Mr. Wieland received an award of 66,666 restricted share units, which award vests in full on December 31, 2023, subject to his continued employment through the vesting date. On January 27, 2022, Mr. Wieland received an award of 168,918 options, which vest in three equal installments beginning January 1, 2023, in each case, subject to Mr. Wieland remaining in continuous employment with the Company on the vesting date.

(3) On March 29, 2021, Mr. Herndon received an award of 66,666 restricted share units, which award vests in full on December 31, 2023, subject to his continued employment through the vesting date. On January 27, 2022, Mr. Herndon received an award of 67,567 options, which vest in three equal installments beginning January 1, 2023, in each case, subject to Mr. Herndon remaining in continuous employment with the Company on the vesting date.

(4) On October 21, 2020, Ms. Kwant received an award of MEIP Shares, and any MEIP Shares that were unvested as of the consummation of our initial public offering were converted into restricted ordinary shares. The final 20% of this award vests on September 6, 2025, subject to Ms. Kwant’s continued employment through the vesting date.

(5) On March 29, 2021, Ms. Kwant received an award of 66,666 restricted share units, which award vests in full on December 31, 2023, subject to her continued employment through the vesting date. On January 27, 2022, Ms. Kwant received an award of 29,855 options, which vest in three equal installments beginning January 1, 2023, in each case, subject to Ms. Kwant remaining in continuous employment with the Company on the vesting date.

(6) On March 29, 2021, Mr. Redaelli received an award of 16,666 restricted share units, which award vests in full on December 31, 2023, subject to his continued employment through the vesting date. On January 27, 2022, Mr. Redaelli received an award of 18,775 options, which vest in three equal installments beginning January 1, 2023, in each case, subject to Mr. Redaelli remaining in continuous employment with the Company on the vesting date.

(7) On March 29, 2021, Mr. Verheul received an award of 66,666 restricted share units, which award vests in full on December 31, 2023, subject to his continued employment through the vesting date. On January 27, 2022, Mr. Verheul received an award of 25,327 options, which vest in three equal installments beginning January 1 ,2023, in each case, subject to Mr. Verheul remaining in continuous employment with the Company on the vesting date.

Shares Vested – 2022

This table shows shares vested for the NEOs during 2022. No NEOs exercised options in 2022.

Share Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Philip Wieland(1)	1,050,954	13,988,198
Todd Herndon(2)	749,303	3,836,431
Sinéad Kwant(3)	51,142	309,409
Gaetano Redaelli(4)	78,413	453,227
Rudolf Verheul(5)	49,454	285,844
(1) On January 1, 2022, Mr. Wieland vested in 1,050,954 of his restricted ordinary shares. The value realized on vesting was determined by multiplying (i) the number of restricted ordinary shares that vested by (ii) $13.31, which is the closing price of an ordinary share as of January 1, 2022.

(2) On November 18, 2022, Mr. Herndon vested in 749,303 of his restricted ordinary shares. The value realized on vesting was determined by multiplying (i) the number of restricted ordinary shares that vested by (ii) $5.12, which is the closing price of an ordinary share as of November 18, 2022.

(3) On September 7, 2022, Ms. Kwant vested in 51,142 of her restricted ordinary shares. The value realized on vesting was determined by multiplying (i) the number of restricted ordinary shares that vested by (ii) $6.05, which is the closing price of an ordinary share as of September 7, 2022.

(4) On September 6, 2022, Mr. Redaeilli vested in 78,413 of his restricted ordinary shares. The value realized on vesting was determined by multiplying (i) the number of restricted ordinary shares that vested by (ii) $5.78, which is the closing price of an ordinary share as of September 6, 2022.

(5) On September 6, 2022, Mr. Verheul vested in 49,454 of his restricted ordinary shares. The value realized on vesting was determined by multiplying (i) the number of restricted ordinary shares that vested by (ii) $5.78, which is the closing price of an ordinary share as of September 6, 2022.

Pension Benefits

Name	Plan Name	Years of Service (#)	Present Value of Accumulated Benefit ($)
Rudolf Verheul(1)	Guarantee Pension Module of Pension Plan 2006 of Pension Fund Pensura	26	1,355,458
	Jubilee Plan	37	50,031
(1) The present values of Mr. Verheul’s accumulated benefits as of December 31, 2022 were calculated in conformity with generally accepted accounting principles, based on the following assumptions: (i) for the Guarantee Pension Module of Pension Plan 2006 of Pension Fund Pensura, a discount rate of 1.21%, indexation based on the pension fund’s recovery plan and assumed long-term inflation of 2.00%, recent mortality rates and a retirement age of 67, and (ii) for the Jubilee Plan, a discount rate of 0.70% is applied, and in addition to an annual general wage increase of 2.50%, and disability, mortality and turnover rates apply. We used the average exchange rate for 2022, as reported by the Federal Reserve Bank of New York, to convert the values from Euros into U.S. dollars.

Employment Agreements and Offer Letters

During 2022, we were party to employment agreements with Messrs. Wieland and Herndon and Ms. Kwant and offer letters with Messrs. Redaelli and Verheul, in each case, the key terms of which are described below.

Mr. Wieland

Mr. Wieland’s employment agreement provides for an employment term that commenced on July 14, 2020 and will continue until terminated upon either party’s prior written notice of not less than six months (which notice period shall not apply in the event of a termination by the Company for “cause” or by Mr. Wieland for “good reason” (as each is defined in his employment agreement and summarized below)) and generally describes his health, welfare and other employee benefits. On June 7, 2022, we entered into an amendment to Mr. Wieland’s employment agreement pursuant to which Mr. Wieland’s base salary and bonus amounts are paid in GBP.

Mr. Herndon

Mr. Herndon’s employment agreement provides for an initial five-year employment term (which commenced on November 18, 2019), with automatic one-year extensions thereafter, unless either party provides notice of non-renewal at least 60 days prior to expiration of the term, and generally describes his health, welfare and other employee benefits. Mr. Herndon’s employment agreement also references his MEIP award (which is described and discussed below).

In 2021, Mr. Herndon relocated from his primary residence in the Milwaukee, Wisconsin area to the Charlotte, North Carolina metropolitan area and in so doing participated in the Company’s relocation program.

Ms. Kwant

Ms. Kwant’s employment agreement provides for an indefinite term, which commenced on September 7, 2020 and may be terminated by giving notice of not less than three months.

The following is a summary of the material terms of each employment agreement:

Executive	Base Salary(1)	Annual Incentive(2)	Severance(3)	Restrictive Covenants(4)
Philip Wieland Chief Executive Officer	$864,839	Target: 100% Maximum: 200% of Target
An amount (which is inclusive of employee statutory redundancy pay and any payments or benefits in lieu of notice under UK law or our policies or practices) equal to the sum of his (i) base salary and (ii) target annual incentive opportunity, payable either in a lump sum or in ratable installments over the 12-month post-termination period
				Yes
Todd Herndon Chief Financial Officer	$625,200	Target: 80% Maximum: 200% of Target
An amount equal to the sum of his (i) base salary and (ii) target annual incentive opportunity, payable in ratable installments over the 12-month post- termination period
12 months of Company- subsidized COBRA coverage (terminable earlier if he obtains other employment that offers group health benefits)
				Yes
Sinéad Kwant President, Western Europe	$442,652	Target: 60% Maximum: 200% of Target	An amount equal to the sum of her (i) base salary and (ii) target annual incentive opportunity, payable in ratable installments over the 12-month post- termination period	Yes
(1) Mr. Wieland’s base salary as set forth in his employment agreement is £719,200. The amount set forth in this table was converted from GBP to U.S. dollar using the using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022.

Ms. Kwant’s base salary is €415,915. The amount set forth in this table was converted from Euros to U.S. dollar using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(2) Target annual incentive target opportunity is expressed as a percentage of the NEO’s base salary.

(3) Severance is due upon a termination of the NEO’s employment by the Company without “cause” (including due to the Company’s non-renewal of the employment term, in the case of Mr. Herndon) or by Mr. Wieland or Mr. Herndon for “good reason” (each as defined in his employment agreement and summarized below). If Mr. Wieland had been terminated on December 31, 2022, the cash severance amount would be equal to $1,729,678. If Mr. Herndon had been terminated on December 31, 2022, the cash severance amount would be equal to $1,125,360. If Ms. Kwant had been terminated on December 31, 2022, the cash severance amount would be equal to $708,243.

Mr. Herndon’s severance entitlement is subject to his execution and non-revocation of a release of claims and continued compliance with his restrictive covenants (as described in note (4) to this table below). In addition to the amounts set forth above, Mr. Herndon would also be entitled to his accrued benefits and reimbursement of any unreimbursed business expenses.

Mr. Herndon’s employment agreement includes a “best-net” cutback provision that provides that, in the event any payments and/or benefits provided under the employment agreement or any other arrangement with us or our affiliates constitute “parachute payments” within the meaning of Code Section 280G, then such payments and/or benefits will either be (i) provided to Mr. Herndon in full or reduced to the extent necessary to avoid the excise tax imposed by Code Section 4999, whichever results in Mr. Herndon receiving a greater amount on an after-tax basis.

For Mr. Wieland, “cause” generally means any of the following with respect to Mr. Wieland: (i) guilt of gross misconduct or commission of any material or (after warning) repeated or continued breach or non-observance of his obligations to Diversey or to any other company that was a subsidiary of Constellation (BC) S.á.r.l. (the Group) or refusal or neglecting to comply with any reasonable and lawful directions of the Diversey or the Board; (ii) guilt of any fraud or dishonesty or acting in a manner which, in the reasonable opinion of the Company, brings or is likely to bring Mr. Wieland, the Company or any member of the Group into disrepute or is materially adverse to the interests of the Company or any member of the Group; (iii) being, in the reasonable opinion of the Company, grossly negligent and/or incompetent in the performance of his duties, or failing to perform his duties to a satisfactory standard (having previously been given written notice of such failure (whether by means of routine appraisal or otherwise) and a reasonable opportunity to improve); (iv) guilt of a serious breach of any principles, rules, regulations or policies or any corporate governance code or guidelines applicable to Mr. Wieland or the Company or adopted by the Company from time to time; (v) commission of any criminal offense (other than a motor vehicle offense for which a noncustodial penalty may be imposed); (vi) facilitation of tax evasion: (vii) being or becoming disqualified from holding any office which Mr. Wieland holds in the Company or any member of the Group or resigning from such office without the prior written approval of the Board; (viii) failure to promptly report a notifiable data security breach of which Mr. Wieland is aware in accordance with the Group’s relevant policy then in place and legal obligations; (ix) becoming bankrupt or making any arrangement with or for the benefit of Mr. Wieland’s creditors or have a county court administration order made against him under the County Court Act of 1984; or (x) commission of a Material Breach (as defined therein, which includes a material breach by Mr. Wieland of (A) certain provisions of the employment agreement or (B) any non-compete, non-solicit, non-disparagement or confidentiality covenants in favor of any member of the Group.

For Mr. Wieland, “good reason” generally means any of the following occurring without his written consent: (i) reduction in base salary; (ii) reduction in target annual incentive opportunity; (iii) a material and adverse change in title, authority, or duties; or (iv) material breach by any member of the Group of any agreement between Mr. Wieland and such member of the Group. In order to resign for “good reason,” Mr. Wieland must provide written notice to the Company of the circumstances constituting grounds for “good reason” within 90 days of their first occurrence, at which time the Company will have 30 days to cure the circumstances. If the Company fails to cure within such 30-day period, Mr. Wieland must resign within 30 days after the end of the cure period or waive his right to resign for Good Reason on the basis of such circumstances.

For Mr. Herndon, “cause” generally means any of the following with respect to Mr. Herndon, subject to a five business day cure opportunity in the case of clauses (iv) through (vii): (i) gross negligence or willful misconduct in the performance of his duties; (ii) indictment for, conviction of or plea of guilty or no contest to (A) any felony or (B) any crime involving moral turpitude; (iii) commission of any willful act or omission involving theft or fraud with respect to us or our customers, suppliers or vendors; (iv) reporting to work intoxicated or under the influence or illegal drugs, or other willful conduct causing us public disgrace; (v) repeated failure to perform duties after written notice from our board; (vi) willful breach of fiduciary duty; or (vii) material breach of the employment agreement.

For Mr. Herndon, “good reason” generally means any of the following occurring without his written consent: (i) reduction in base salary; (ii) reduction in target annual incentive opportunity; (iii) a material and adverse change in title, authority duties, reporting or responsibilities; (iv) involuntary relocation of more than 50 miles; (v) material breach of a material provision of the employment agreement; or (vi) the failure of a successor to assume in writing (or by operation of law) the employment agreement upon consummation of a merger, sale or similar transaction. In order to resign for “good reason,” Mr. Herndon must provide written notice to the Company of the circumstances constituting grounds for “good reason” within 30 days of their first occurrence, at which time the Company will have 30 days to cure the circumstances. If the Company fails to cure within such 30-day period, Mr. Herndon must resign within 30 days after the end of the cure period or waive his right to resign for Good Reason on the basis of such circumstances.

(4) Mr. Wieland’s employment agreement provides for the following restrictive covenants: (i) perpetual confidentiality, (ii) assignment of inventions and (iii) non-competition and non-solicitation for 12 months following termination of employment (less any period of “garden leave”). Mr. Herndon’s employment agreement provides for the following restrictive covenants: (i) perpetual confidentiality, (ii) assignment of inventions and (iii) non-competition and non-solicitation during employment and for 12 months following termination of employment. Ms. Kwant’s employment agreement provides for the following restrictive covenants: (i) perpetual confidentiality, (ii) assignment of inventions and (iii) non-competition and non-solicitation for 12 months following termination of employment.

Mr. Redaelli and Mr. Verheul

During 2022, we were party to offer letters with Messrs. Redaelli and Verheul. The offer letters generally set forth their positions and initial compensation and benefit terms. The offer letters do not provide for severance, but Messrs. Redaelli and Verheul are entitled to severance in the event of a termination without “cause,” with Mr. Redaelli’s severance determined pursuant to Italy’s statutory severance rules (which entitle him to an amount equal to the sum of (i) 42 months of his base salary and (ii) his target annual incentive), and Mr. Verheul’s severance determined pursuant to the negotiated arrangement with the local works council (which entitles him to an amount equal to the sum of (i) his base salary and (ii) average annual incentive paid for the three fiscal years immediately preceding his termination).

Pay Ratio Disclosure

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires that Diversey determine the ratio of the CEO’s annual total compensation (under the Summary Compensation Table definition) to that of Diversey’s global median employee.

To determine the median employee, we made a direct determination from our global employee population, excluding non-U.S. locations to the extent that the total employees excluded in these locations in aggregate do not exceed 5% of our total employee population. From our global population of approximately 9,000 employees, we have excluded employees from the following countries: Turkey (395), Peru (27), Bangladesh (7), Tanzania (6), Pakistan (5), Ghana (4), Sri Lanka (2), and Uganda (1). We established a consistently applied compensation measure inclusive of base pay, overtime, incentives, and allowances. Our population was evaluated as of October 3, 2022, and reflects paid compensation from January 1, 2022, through October 3, 2022. Where allowed under the rule, we have annualized compensation through December 31, 2022, and annualized compensation for employees newly hired in 2022. Non-U.S. compensation was converted to U.S. dollars based on applicable exchange rates as of October 3, 2022.

Based on the above determination, the annual total compensation (under the Summary Compensation Table definition) for the median employee is $54,438. Using the CEO’s annual total compensation of $5,442,945 under the same definition, the resulting ratio is 100:1.

Payments upon Termination or Change in Control

The employment agreements with each of Messrs. Wieland and Herndon and Ms. Kwant provide for severance in the event of a termination without “cause” or resignation for “good reason,” as set forth in the table below and as described below.

Messrs. Redaelli and Verheul are entitled to severance in the event of a termination without “cause,” as set forth in the table below. Mr. Redaelli’s severance amount reflects his entitlement under Italy’s statutory severance rules, and Mr. Verheul’s severance amount reflects his entitlement negotiated with the local works council.

In the event of a change in control, the People Resources Committee may, in its discretion, provide for any or all of the following actions with respect to equity awards granted to our NEOs: (i) awards may be continued, assumed or substituted with new rights, (ii) awards may be purchased for cash equal to the excess (if any) of the price per ordinary share paid in the change in control transaction over the aggregate exercise price of such awards, (iii) outstanding and unexercised share options and share appreciation rights may be terminated prior to the change in control (in which case holders of such unvested awards would be given notice and the opportunity to exercise such awards), or (iv) vesting or lapse of restrictions may be accelerated. All awards will be equitably adjusted in the case of the division of shares and similar transactions.

The following table sets forth the expected benefits to be received by each NEO in each of the noted termination scenarios assuming the People Resources Committee accelerates the vesting of all equity awards granted to such NEO. This table assumes a termination date of December 31, 2022, except where otherwise noted. For purposes of this table, “involuntary termination” means a termination without “cause,” provided, that, for Messrs. Wieland and Herndon, an “involuntary termination” also includes a resignation for “good reason.”

Name	Cash ($)(1)	Equity ($)
Philip Wieland(2)
Involuntary termination	1,729,678	—
Change in control	—	7,447,490
Involuntary termination after change in control	1,729,678	—
Todd Herndon(3)
Involuntary termination	1,125,000	—

Change in control	—	463,156
Involuntary termination after change in control	1,125,000	—
Sinéad Kwant(4)
Involuntary termination	708,237	—
Change in control	—	1,016,760
Involuntary termination after change in control	708,237	—
Gaetano Redaelli(5)
Involuntary termination	1,609,571	—
Change in control	—	120,780
Involuntary termination after change in control	1,609,571	—
Rudolf Verheul(6)
Involuntary termination	609,798	—
Change in control	—	350,913
Involuntary termination after change in control	609,798	—
(1) Mr. Wieland’s severance amounts are payable in GBP. The amount set forth in this column with respect to Mr. Wieland were converted from GBP to U.S. dollar using the using the Bloomberg GBP to US$ FX rate of 0.8316 effective December 31, 2022. The severance amounts payable to each of Ms. Kwant and Messrs. Redaelli and Verheul are payable in Euros. The amounts set forth in column for each of Ms. Kwant and Messrs. Redaelli and Verheul were converted into U.S. dollars using the Bloomberg Euro to US$ FX rate of 0.9396 effective December 31, 2022.

(2) As described above, pursuant to his employment agreement, Mr. Wieland would receive an amount equal to the sum of his (i) base salary and (ii) target annual incentive.

(3) As described above, pursuant to his employment agreement, Mr. Herndon would receive (i) an amount equal to the sum of his (A) base salary and (B) target annual incentive opportunity and (ii) 12 months of Company-subsidized COBRA coverage (terminable earlier if he obtains other employment that offers group health benefits). For purposes of this disclosure, we have assumed that Mr. Herndon would receive all 12 months of Company-subsidized COBRA coverage, in the amount of $1,500 per month.

(4) As described above, pursuant to her employment agreement, Ms. Kwant would receive (i) an amount equal to the sum of her (A) base salary and (B) target annual incentive opportunity.

(5) Upon Mr. Redaelli’s involuntary termination without “cause,” he would receive an amount equal to the sum of (i) 42 months of his base salary and (ii) his target annual incentive.

(6) Upon Mr. Verheul’s involuntary termination without “cause,” he would receive an amount equal to the sum of his (i) base salary and (ii) average annual incentive paid for the three fiscal years immediately preceding his termination.

Director Compensation

All of our directors are reimbursed for travel, food, lodging and other expenses directly related to their activities as directors and are additionally entitled to the protection provided by the indemnification provisions in our bylaws and pursuant to separate indemnification agreements.

We do not compensate our non-executive directors who are current or former employees of, or advisors to, Bain Capital Private Equity or its affiliates, and those directors associated with our principal shareholder, Bain Capital. Additionally, as an employee director, Mr. Wieland receives no additional compensation for his Board service.

Our director compensation program is intended to encourage eligible directors to align their interests with those of shareholders by providing for a majority of annual compensation to be paid in the form of equity.

The annual compensation period for our directors who are eligible to receive compensation for their service on our Board begins on March 29 and ends on March 28th of the following year. The compensation arrangements of each of our directors eligible to receive compensation for their service on our Board and Committee Chairs for the period from March 29, 2022 to March 28, 2023 is shown below. Our Board may revise the compensation arrangements for our directors from time to time.

Board Position	Annual Retainer	Annual Equity Incentive
Chair of the Board	$195,000	$200,000
Non-Employee Director	$90,000	$125,000
Additional Cash Fees
•Audit Committee Chair	$25,000	—
•NCGC Chair	$20,000	—
•People Resources Committee Chair	$20,000	—

An annual retainer is payable, at the election of the director, in cash, in ordinary shares of the Company or fully-vested deferred restricted share units with a grant-date fair value equal to the annual retainer amount. Deferred restricted share units convert into ordinary shares upon the earlier of the director’s termination of service with Diversey or upon a change in control of the Company. Annual retainer amounts payable in connection with a director’s service as Audit Committee Chair, NCGC Chair and People Resources Committee Chair are paid in addition to any other compensation earned for such director’s service as Chair of the Board or as a member of the Board. To ensure that a majority of each director’s compensation is paid in the form of equity, in the event that the Chair of the Board is also the Chair of a Committee, the annual retainer payable in connection with such Committee Chair position is paid, at the election of the Chair, in either ordinary shares of the Company or fully-vested deferred restricted share units with a grant-date fair value equal to the annual retainer amount.

An annual equity incentive is payable in restricted share units with a grant-date fair value equal to the annual equity incentive amount, which vest on the first anniversary of the grant date.

2022 Director Compensation

The following table shows 2022 compensation for our eligible directors who served in 2022. During 2022, Mr. Bassoul, Mr. Figuereo, Mr. Foss, Dr. Hochman and Ms. Zanotti were eligible to receive compensation for their service on our Board.

Name	Fees earned or paid in cash ($)(1)	Share awards ($)(2)	Total ($)
Selim Bassoul	$23,225	125,000	148,225
Juan Figuereo	—	239,995	239,995
Eric Foss	$108,082	227,227	335,309
Rodney Hochman, M.D.	—	215,000	215,000
Katherine Zanotti	$52,500	134,589	187,089
(1) The directors can choose to receive their board retainer amounts in cash, ordinary shares, or fully vested deferred RSUs. The amounts reported in this column represent the portion of annual retainers each eligible director elected to receive in cash for the period from January 1, 2022 to December 31, 2022, along with any amounts earned under applicable pre-IPO retainer arrangements.

(2) The amounts reported in these columns reflect the aggregate grant date fair value of share awards, grants of restricted share units and deferred restricted share units (as applicable, RSUs) calculated in accordance with ASC 718 reflecting each eligible director’s annual equity incentive award and annual retainer amounts such director elected to receive in the form of equity awards for the period from January 1, 2022 to December 31, 2022. The amounts reported for the RSUs do not reflect compensation actually received by the director. The actual value that a director may realize from a RSU is contingent on the price of an ordinary share on the date the RSU is settled. Thus, there is no assurance that the value eventually realized by the director will correspond to the amount shown. The aggregate number of share awards outstanding at fiscal year-end for each director for their service as a director was as follows: 92,076 for Mr. Bassoul, 37,892 for Mr. Figuereo, 28,618 for Mr. Foss, 29,968 for Dr. Hochman and 16,773 for Ms. Zanotti.

2023 Director Compensation

Mercer was retained to prepare a peer group assessment of the Director Compensation program to assist the Company in aligning director compensation for eligible directors consistent with peer group practices. The peer group consists of 13 United States-based publicly-traded services and industrial companies ranging in size from $1.9 billion to $7.1 billion in revenue, and $561 million to $17.2 billion in market capitalization.

Compensation Committee Interlocks and Insider Participation

During 2022, the following directors served as members of the People Resources Committee: Mr. Bassoul, Mr. Foss, Mr. Hanau, Ms. Levine and Ms. Zanotti. Mr. Hanau and Ms. Levine stepped down as members of the People Resources Committee in December 2022. No member of the People Resources Committee was an employee or former employee of our Company or any of our subsidiaries. None of our directors currently serve, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or People Resources Committee.

APPENDIX A – Reconciliation of Non-GAAP Financial Measures

Global Free Cash Flow

Global Free Cash Flow is a supplemental non-GAAP financial measure that tracks our cash generation and is used by management for the purposes of determining incentive compensation. We define Global Free Cash Flow as cash provided by (used in) operating activities less capital expenditures (including dosing and dispensing equipment), and cash proceeds from the securitization program and sale of property and equipment and other assets.

Our management believes Global Free Cash Flow is a useful indicator of the Company’s ability to internally pursue opportunities that enhance shareholder value and to service or incur additional debt. Our computations of Global Free Cash Flow may not be comparable to other similarly titled measures of other companies. Global Free Cash Flow should not be considered as an alternative to, or more meaningful than, cash provided by (used in) operating activities as determined in accordance with GAAP or as indicator of our operating performance or liquidity.

The following table reconciles cash provided by (used in) operating activities to Global Free Cash Flow for the periods presented:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash provided by (used in) operating activities	$33.7	$(88.7)
•Proceeds from sale of property and equipment and other assets	0.4	4.0
•Dosing and dispensing equipment	(77.3)	(64.6)
•Capital expenditures	(59.6)	(54.6)
•Collection of deferred factored receivables	—	40.1
Global Free Cash Flow before Adjustments	(102.8)	163.7
•IPO LTIP	—	19.9
•IPO Readiness	—	10.0
•Management fee termination	—	11.9
Global Free Cash Flow	$(102.8)	$(121.9)

Adjusted EBITDA

This Annual Report on Form 10-K references Adjusted EBITDA, which is a non-GAAP financial measure that we derive from EBITDA, which itself is derived from net income (loss), a GAAP financial measure. EBITDA consists of net income (loss) before income tax provisions (benefit), interest expense, interest income, depreciation and amortization. Adjusted EBITDA consists of EBITDA adjusted to (i) eliminate certain non-operating income or expense items, (ii) eliminate the impact of certain non-cash and other items that are included in net income and EBITDA that we do not consider indicative of our ongoing operating performance, and (iii) eliminate certain unusual and non-recurring items impacting results in a particular period.

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

The following table reconciles loss before income tax provision (benefit) to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Loss before income tax provision (benefit)	$(185.5)	$(149.5)
Interest expense	112.0	126.3
Interest income	(4.8)	(9.9)
Amortization expense of intangible assets acquired	90.2	96.7
Depreciation expense included in cost of sales	80.3	82.7
Depreciation expense included in selling, general and administrative expenses	10.0	8.1
EBITDA	102.2	154.4
Transaction and integration costs	51.3	45.8
Restructuring, exit and related costs	133.5	38.4
Foreign currency gain related to hyperinflationary subsidiaries	(1.9)	(2.1)
Adjustment for tax indemnification asset	4.7	6.9
Acquisition accounting adjustments	1.3	—
Bain Capital management fee	—	19.4
Non-cash pension and other post-employment benefit plan	(14.2)	(15.7)
Unrealized foreign currency exchange (gain) loss	(5.9)	12.9
Factoring and securitization fees	5.7	4.7
Share-based compensation	56.2	115.2
Tax receivable agreement adjustments	(22.6)	(10.1)
Loss on extinguishment of debt	—	15.6
Realized foreign currency exchange loss on debt refinancing	—	4.5
COVID-19 inventory charges	18.3	13.9
Other items	1.5	6.3
Consolidated Adjusted EBITDA	$330.1	$410.1

ITEM 12. CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 for ordinary shares of the Company that may be issued under our 2021 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category	A	B	C
Equity compensation plans approved by security holders	6,285,166	—	3,409,396
Equity compensation plans not approved by security holders	—	—	—

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Our ordinary shares trade on Nasdaq under the ticker symbol “DSEY.” The following table shows information regarding the beneficial ownership of our ordinary shares, which is our only class of shares outstanding, as of March 31, 2023, unless otherwise stated in a footnote to the table below, by each person or entity known by us to beneficially own more than five percent (5%) of our ordinary shares, by our directors, by our NEOs and by all our directors and executive officers as a group. For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee share options granted by the Company) within 60 days. Unless otherwise indicated, the address of each of the beneficial owners is c/o Diversey Holdings, Ltd., c/o 1300 Altura Road, Suite 125, Fort Mill, South Carolina, 29708. As of March 31, 2023, there were 324,683,350 ordinary shares outstanding.

	Ordinary Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage
5% SHAREHOLDERS
Bain Capital(1)	236,561,159	72.86%
NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Philip Wieland	4,325,964	1.33%
Todd Herndon	2,711,980
Sinéad Kwant	271,857
Gaetano Redaelli	501,546
Rudolf Verheul	311,087
Kenneth Hanau(2)	0
Eric Foss	789,910
Michel Plantevin	0
Juan Figuereo	37,892(3)
Selim Bassoul	75,409(4)
Rodney Hochman, M.D.	0(5)

Robert Farkas	0
Susan Levine	0(6)
Katherine Zanotti	16,773
Emily Ashworth	0
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (15 PERSONS)	9,736,797	3.27%
* Represents beneficial ownership of less than 1%

(1) Represents ordinary shares held by BCPE Diamond Investor, LP, a Delaware limited partnership. Fund XI, is the sole member of BCPE Diamond GP, LLC, a Delaware limited liability company (BCPE Diamond GP), which is the general partner of the BCPE Diamond Investor, LP. Bain Capital Partners XI, L.P., a Cayman Islands exempted limited partnership (Partners XI), is the general partner of Fund XI. Bain Capital Investors, LLC, a Delaware limited liability company (BCI and collectively with the BCPE Diamond Investor, LP, BCPE Diamond GP, Fund XI and Partners XI, the Bain Capital Entities), is the general partner of Partners XI. As a result, BCI may be deemed to share voting and dispositive power with respect to the securities held by BCPE Diamond Investor, LP. Voting and investment decisions with respect to securities held by the Bain Capital Entities are made by the managing directors of BCI. The address of each of the Bain Capital Entities is c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(2) Does not include shares held by BCPE Diamond Investor, LP. Mr. Hanau, who is a member of our board of directors, is a managing director of BCI, and as a result, and by virtue of the relationships described in footnote 1 above may be deemed to share beneficial ownership of the shares beneficially owned by the Bain Capital Entities. The address for Mr. Hanau is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

(3) Represents 7,666 ordinary shares issuable in connection with 7,666 deferred RSUs held by Mr. Figuereo. Mr. Figuereo has the right to be issued the ordinary shares represented by the deferred RSUs within 60 days of the earlier to occur of (i) his termination of service and (ii) the consummation of a change of control of the Company.

(4) Includes 26,333 ordinary shares issuable in connection with 26,333 deferred RSUs held by Mr. Bassoul. Mr. Bassoul has the right to be issued the ordinary shares represented by the deferred RSUs within 60 days of the earlier to occur of (i) his termination of service and (ii) the consummation of a change of control of the Company.

(5) Includes 2,890 ordinary shares issuable in connection with 2,890 deferred RSUs held by Dr. Hochman. Dr. Hochman has the right to be issued the ordinary shares represented by the deferred RSUs within 60 days of the earlier to occur of (i) his termination of service and (ii) the consummation of a change of control of the Company.

(6) Does not include shares held by BCPE Diamond Investor, LP. Ms. Levine, who is a member of our board of directors, is a managing director of BCI, and as a result, and by virtue of the relationships described in footnote 1 above may be deemed to share beneficial ownership of the shares beneficially owned by the Bain Capital Entities. The address for Ms. Levine is c/o Bain Capital Private Equity, LP, 200 Clarendon Street, Boston, Massachusetts 02116.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Party Transactions

We have adopted a Related Party Transactions Policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires our Audit Committee to consider, among other factors it deems appropriate in determining whether to approve or ratify a related party transaction, whether the transaction is in our best interests and those of our shareholders, as the Audit Committee determines in good faith. Other factors considered by the Audit Committee include the following:

• Whether the related party transaction was initiated by the Company or the related party	• The availability of other sources of comparable products or services
• Whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party	• The purpose, and the potential benefits to the Company, of the related party transaction
• The approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party	• The related party’s interest in the related party transaction
• Whether the transaction was undertaken in the ordinary course of business of the Company	• Any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction

Our directors are parties to separate indemnification agreements with the Company. For more information regarding the compensation of our directors, please see the section headed “Director Compensation” below.

Investor Rights Agreement

We are party to the Investor Rights Agreement with Bain Capital and certain co-investors and members of management who hold ordinary shares. The following is a summary of certain registration rights and nomination rights under the Investor Rights Agreement, which summary is not intended to be complete. The following discussion is qualified in its entirety by the full text of the Investor Rights Agreement, a copy of which may be found as an exhibit to our 2022 Annual Report.

Registration Rights

Pursuant to the Investor Rights Agreement, Bain Capital is entitled to certain demand registration rights which will enable it to require us to file a registration statement and otherwise assist with certain public offerings of our ordinary shares under the Securities Act. Bain Capital is entitled to certain customary “piggy-back” registration rights in the event that we propose to register securities as part of a public offering. In addition, certain co-investors and members of our management are entitled to certain customary “piggyback” registration rights in the event that Bain Capital or the Company proposes to register securities as part of a public offering. The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in an underwritten offering and our right to delay or withdraw a registration statement under certain circumstances.

All costs and expenses associated with any demand registration or “piggy-back” registration will be borne by us other than underwriting discounts, commissions and transfer taxes, if any. We are also required to provide indemnification and contribution for the benefit of selling shareholders in connection with any demand registration or “piggy-back” registration.

Nomination Rights

Under the Investor Rights Agreement, dependent upon its beneficial share ownership, Bain Capital has the right, among other rights, to nominate a minimum number of members of our Board. For more information regarding Bain Capital’s nomination rights, see the section headed “Bain Capital Director Nomination Rights” above.

Involvement in Certain Legal Proceedings

Except as shown below, none of our directors or executive officers has been involved in any of the following events during the past ten years:

•any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);
•being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities;
•being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;
•being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Mr. Figuereo was the Executive Vice President and Chief Financial Officer of NII Holdings, Inc. from 2012 until 2015. On September 15, 2014, NII Holdings, Inc. and eight of its U.S. and Luxembourg-domiciled subsidiaries, including NII Capital Corp. and Nextel International Telecom, S.C.A., along with certain other affiliates of NII Holdings, Inc., filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NII Holdings, Inc. emerged from the Chapter 11 proceedings on June 26, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee has the authority to pre-approve all audit and permitted non-audit and tax services provided by the Company’s independent auditor or other registered public accounting firms as and to the extent required by the rules of Nasdaq or the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Sarbanes-Oxley Act of 2002 in accordance with any pre-approval policy adopted by the Audit Committee, and establish any other necessary policies and procedures for the Audit Committee’s pre-approval of permitted services in compliance with applicable SEC and Public Company Accounting Oversight Board (PCAOB) rules and to review such pre-approval policies at least quarterly. At this time, the Audit Committee annually pre-approves all audit and permitted non-audit and tax services provided by the Company’s independent auditor or other registered public accounting firms and has not adopted any interim per-approval policy. These services may include audit services, audit-related services, tax services and other services and are pre-approved in the following method. The Chair of the Audit Committee (or any Audit Committee member if the Chair is unavailable) may pre-approve such services in between meetings of the Audit Committee, provided that the Chair (or such other Committee member) must disclose all such pre-approved services to the Audit Committee at the scheduled meeting following the pre-approval and in accordance with any other procedures set forth in any pre-approval policy adopted by the Audit Committee.

Fees Paid to Our Independent Registered Accounting Firm

Ernst & Young LLP (Charlotte, North Carolina; PCAOB ID: 42 ) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, and for certain of its non-public affiliates for the fiscal year ended December 31, 2020. The fees and expenses for services rendered in the past two fiscal years are set forth in the table below. After the establishment of the Audit Committee concurrent with the IPO, the Audit Committee pre-approved 100% of these services undertaken.

Type of Fees	2022	2021
Audit Fees(1)	$5,083,000	$3,908,000
Audit-Related Fee(2)	$225,801	$415,500
Tax Fees(3)	$1,308,000	$1,192,000
All Other Fees	—	—
Total Fees	$6,616,801	$5,515,500
(1) Audit fees consist of the fees and expenses for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of quarterly financial statements, statutory audits required internationally and related services. Audit fees also include fees and expenses for services associated with securities and debt offerings and filing registration statements with the Commission.

(2) Audit-related fees consist of the fees and expenses for attest and related services that are not required under securities laws, audits of certain benefit plans and affiliated entities, and other services pertaining to accounting and financial reporting matters.

(3) Tax fees consist of the fees and expenses for tax compliance, primarily the preparation of original and amended tax returns, assistance with tax audits and related services, and tax advisory services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Part IV (Item 15) of the Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(b) Exhibits

The exhibits listed in the Exhibit Index on the following page are filed or incorporated by reference as part of this Form 10-K/A.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 27, 2023

DIVERSEY HOLDINGS, LTD.

/s/ PHILIP WEILAND
Philip Wieland
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