Form 10-Q
period 2023-03-31
Diversey Holdings, Ltd.
filed 2023-05-04
CIK 1831617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

As of April 30, 2023, there were 324,579,219 shares of the registrant's ordinary shares outstanding.

DIVERSEY HOLDINGS, LTD.
FORM 10-Q
For the Three Months Ended March 31, 2023

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Diversey Holdings, Ltd.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions except per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$125.7	$205.6
Trade receivables, net of allowance for doubtful accounts of $22.6 and $21.7	434.6	457.4
Other receivables	77.4	77.1
Inventories	405.5	354.6
Prepaid expenses and other current assets	114.6	110.6
Total current assets	1,157.8	1,205.3
Property and equipment, net	260.2	254.1
Goodwill	468.0	462.8
Intangible assets, net	1,985.0	1,984.1
Other non-current assets	339.3	348.4
Total assets	$4,210.3	$4,254.7

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	$1.1	$3.8
Current portion of long-term debt	12.0	12.4
Accounts payable	547.1	552.6
Accrued restructuring costs	22.7	28.0
Other current liabilities	415.6	399.2
Total current liabilities	998.5	996.0
Long-term debt, less current portion	1,965.8	1,969.0
Deferred taxes	148.8	148.6
Other non-current liabilities	468.4	468.1
Total liabilities	3,581.5	3,581.7
Commitments and contingencies
Stockholders' equity:
Ordinary shares, $0.01 par value per share, 1,000,000,000 shares authorized, 324,683,350 and 324,328,774 shares outstanding in 2023 and 2022	—	—
Preferred shares, $0.0001 par value per share, 200,000,000 shares authorized, 0 shares outstanding in 2023 and 2022	—	—
Additional paid-in capital	1,725.9	1,717.5
Accumulated deficit	(943.0)	(889.4)
Accumulated other comprehensive loss	(154.1)	(155.1)
Total stockholders' equity	628.8	673.0
Total liabilities and stockholders' equity	$4,210.3	$4,254.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions except per share amounts)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net sales	$696.0	$660.0
Cost of sales	476.4	423.9
Gross profit	219.6	236.1
Selling, general and administrative expenses	219.1	213.7
Transaction and integration costs	8.0	4.5
Amortization of intangible assets	21.9	24.2
Restructuring and exit costs	0.5	9.8
Operating loss	(29.9)	(16.1)
Interest expense	28.2	30.3
Foreign currency gain related to hyperinflationary subsidiaries	(3.1)	(0.3)
Other (income) expense, net	(10.7)	(8.9)
Loss before income tax provision	(44.3)	(37.2)
Income tax provision	9.3	1.9
Net loss	$(53.6)	$(39.1)

Basic and diluted loss per share	$(0.17)	$(0.12)
Basic and diluted weighted average shares outstanding	323.2	319.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss	$(53.6)	$(39.1)
Other comprehensive income (loss):
Pension plans and post-employment benefits, net of taxes of $(0.1) and $0.1	(0.1)	(0.5)
Hedging activities, net of taxes of $1.4 and $(6.6)	(4.4)	17.8
Foreign currency translation adjustments	5.5	(3.9)
Other comprehensive income	1.0	13.4
Comprehensive loss	$(52.6)	$(25.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

(in millions)	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$—	$1,717.5	$(889.4)	$(155.1)	$673.0
Share based compensation	—	8.4	—	—	8.4
Pension and post-employment benefits	—	—	—	(0.1)	(0.1)
Hedging activities, net of tax	—	—	—	(4.4)	(4.4)
Foreign currency translation adjustments	—	—	—	5.5	5.5
Net loss	—	—	(53.6)	—	(53.6)
Balance as of March 31, 2023	$—	$1,725.9	$(943.0)	$(154.1)	$628.8

Balance as of December 31, 2021	$—	$1,662.7	$(720.1)	$(157.0)	$785.6
Share based compensation	—	15.1	—	—	15.1
Pension plans and post-employment benefits	—	—	—	(0.5)	(0.5)
Hedging activities, net of tax	—	—	—	17.8	17.8
Foreign currency translation adjustments	—	—	—	(3.9)	(3.9)
Net loss	—	—	(39.1)	—	(39.1)
Balance as of March 31, 2022	$—	$1,677.8	$(759.2)	$(143.6)	$775.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating activities:
Net loss	$(53.6)	$(39.1)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	43.4	47.4
Amortization of deferred financing costs and original issue discount	1.8	1.8
Gain on cash flow hedges	1.1	1.1
Deferred taxes	0.3	(3.5)
Unrealized foreign currency exchange gain	(0.6)	(1.1)
Share-based compensation	8.4	15.1
Impact of highly inflationary subsidiaries	(3.1)	(0.3)
Provision for bad debts	1.7	1.9
Provision for slow moving inventory	2.9	0.4
Non-cash pension benefit	(0.8)	(3.6)
Non-cash tax receivable agreement adjustments	(4.9)	(6.4)
Gain on sale of property and equipment	(3.7)	—
Changes in operating assets and liabilities:
Trade receivables, net	21.7	3.0
Inventories, net	(44.6)	(39.9)
Accounts payable	(11.3)	68.3
Income taxes, net	2.2	(4.6)
Other assets and liabilities, net	(3.3)	5.4
Cash provided by (used in) operating activities	(42.4)	45.9
Investing activities:
Business acquired in purchase transactions, net of cash acquired	(11.7)	(41.4)
Proceeds from sale of property and equipment and other assets	6.2	—
Dosing and dispensing equipment	(18.4)	(17.3)
Capital expenditures	(6.1)	(10.0)
Cash used in investing activities	(30.0)	(68.7)
Financing activities:
Payments on short-term borrowings	(2.5)	(7.2)
Proceeds from revolving credit facility	20.0	50.0
Payments on revolving credit facility	(20.0)	(50.0)
Payments on long-term borrowings	(5.2)	(4.3)
Proceeds from derivatives	—	45.3
Cash provided by (used in) financing activities	(7.7)	33.8
Effect of exchange rate changes on cash and cash equivalents	0.2	(2.4)
Increase (decrease) in cash and cash equivalents	(79.9)	8.6
Cash and cash equivalents at beginning of period	206.2	208.2
Cash, cash equivalents and restricted cash at end of period	$126.3	$216.8

Supplemental Cash Flow Information:
Interest payments	$22.0	$25.3
Income tax payments	$4.9	$9.8

Restricted cash (which includes compensating balance deposits) is recorded in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.

(a) Restricted cash was $0.6 million and $0.6 million as of December 31, 2022 and December 31, 2021, respectively.
(b) Restricted cash was $0.6 million and $0.6 million as of March 31, 2023 and March 31, 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Description of Business

Diversey Holdings, Ltd. (hereafter the "Company", “we”, “us”, and “our”) is a leading global provider of high-performance hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We were formed as an exempted company incorporated under the laws of the Cayman Islands with limited liability on November 3, 2020 for the purpose of completing an initial public offering of our ordinary shares and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries.

Take-Private Merger Agreement

On March 8, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Olympus Water Holdings IV, L.P., a Cayman Islands exempted limited partnership (“Parent”), acting by its General Partner, Olympus Water Holdings Limited, a Cayman Islands exempted company incorporated with limited liability, and Diamond Merger Limited, a Cayman Islands exempted company and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving company as a wholly owned subsidiary of Parent. If the Merger is completed, our ordinary shares will be removed from listing on The Nasdaq Stock Market LLC (“Nasdaq”) and deregistered under the Exchange Act and we will no longer file periodic reports with the SEC. Parent and Merger Sub are affiliates of Platinum Equity, LLC ("Platinum") and affiliates of Solenis LLC, which is a portfolio company of Platinum. Pursuant to the Merger, each ordinary share issued and outstanding immediately prior to the effective time of the Merger (other than (i) ordinary shares held by the Company, Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, (ii) ordinary shares to which the holder has validly exercised and perfected and not effectively withdrawn or lost their rights to dissent under the applicable provisions of the Companies Act (2023 Revision) of the Cayman Islands, and (iii) ordinary shares held by BCPE Diamond Investor, LP ("BCPE"), our controlling shareholder and an entity advised by Bain Capital Private Equity, LP) will be cancelled and exchanged at the effective time of the Merger into the right to receive merger consideration of $8.40 in cash without interest and subject to any applicable withholding taxes. Ordinary shares held by BCPE, other than the Rollover Shares (as defined below), will be cancelled and exchanged at the effective time of the Merger into the right to receive merger consideration of $7.84 in cash without interest and subject to any applicable withholding taxes.

On March 8, 2023, concurrently with the execution of the Merger Agreement, BCPE separately entered into the Rollover Contribution Agreement with Olympus Water Holdings I, L.P., a Cayman Islands exempted limited partnership (“Topco”), an affiliate of Platinum and, following the consummation of the Merger, our indirect parent, pursuant to which BCPE has agreed to contribute, transfer and assign all of its right, title and interest in certain of its ordinary shares (the “Rollover Shares”) to Topco (and in certain circumstances, a subsidiary of Topco) (such Rollover Shares being valued at $7.84 per ordinary share), and Topco has agreed to concurrently accept (or if applicable, cause its subsidiary to accept) such Rollover Shares in exchange for the issuance to BCPE of certain common and preferred units of Topco, or in certain circumstances, common units of Topco and preferred interests of a subsidiary of Topco.

The respective obligations of each party to effect the Merger is subject to the satisfaction (or waiver, where permissible pursuant to applicable law) of certain conditions, including receipt of the affirmative vote of holders of ordinary shares representing the affirmative vote of at least two-thirds of the votes cast by the holders of ordinary shares present and voting in person or by proxy at the extraordinary general meeting (the “Requisite Shareholder Approval”), the expiration of waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions. Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close in the second half of 2023.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have agreed to pay Parent $92,000,000 in cash upon the termination of the Merger Agreement under certain circumstances. Parent has agreed to pay us $125,000,000 in cash upon the termination of the Merger Agreement under certain other circumstances.

Tax Receivable Agreement and TRA Termination Agreement

We previously entered into a tax receivable agreement (the “TRA”) with the previous owners of the Company and certain other members of management (the “TRA Recipients”). The TRA requires us to make payments to the TRA Recipients for 85% of the tax benefits realized by us when utilizing certain U.S. and Dutch income tax attributes generated, or owned by, or attributable to, us on or prior to the date of our initial public offering, and any tax deductions available to us that relate to the transaction expenses incurred by us as a result of the consummation of the initial public offering. We expect to utilize a significant portion of these income tax attributes based on current projections of taxable income, and therefore, expect to realize tax benefits. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such tax benefits. Under the TRA, generally, we will retain the benefit of the remaining 15% of the applicable tax savings. Our liability under the TRA on an undiscounted basis was $200.4 million and $204.5 million as of March 31, 2023 and December 31, 2022, respectively, of which $1.4 million and $1.6 million is presented within Other current liabilities, and $199.0 million and $202.9 million is presented within Other non-current liabilities on the Condensed Consolidated Balance Sheet, as of March 31, 2023 and December 31, 2022, respectively.

Concurrently with the execution of the Merger Agreement, we, Diversey Holdings I (UK) Limited, a private limited company organized in England and Wales, and BCPE Diamond Cayman Holding Limited, a Cayman Islands exempted corporation, entered into the Tax Receivable Termination Agreement (the "TRA Termination Agreement"), pursuant to which, among other things, the parties agreed to terminate the TRA, with such termination effective upon the consummation of the Merger. From and after the effective date of the TRA Termination Agreement, no payments will be made to any person in respect of, or pursuant to, the TRA.

Nature of Operations

We are a leading global provider of high performance hygiene, infection prevention, and cleaning solutions for the Institutional and Food & Beverage markets. In addition, we offer a wide range of value added services, including food safety and application training and consulting, as well as auditing of hygiene and water management. Our Institutional business provides solutions serving end-users such as healthcare facilities, food service providers, retail and grocery outlets, educational institutions, hospitality establishments, and building service contractors. Our Food & Beverage business provides solutions serving manufacturers in the brewing, beverage, dairy, processed foods, pharmaceutical, and agricultural markets. Although our cleaning products represent only a small portion of our customers’ total cleaning costs, they are typically viewed as being non-discretionary because they can have a meaningful impact on the efficacy of food safety, operational excellence, and sustainability. The COVID-19 pandemic further reinforced the essential nature of our solutions and increased hygiene, infection prevention, and cleaning standards across all markets.

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

We are globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world, and we have a global team of approximately 9,000 employees as of March 31, 2023.

Basis of Presentation

Our Condensed Consolidated Financial Statements include all of the accounts of the Company and our subsidiaries. These Condensed Consolidated Financial Statements reflect our financial position, results of operations, cash flows

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated. All amounts are in US Dollar denominated millions, except per share amounts and unless otherwise noted, and are approximate due to rounding.

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements of the Company and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new guidance is expected to improve the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of its financial statements to understand the program's nature, activity during the period, changes from period to period and potential magnitude. ASU No. 2022-04 is effective for us as of January 1, 2023 on a retrospective basis including interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for us as of January 1, 2024. Early adoption is permitted. We adopted ASU No. 2022-04 effective January 1, 2023, as we implemented a supplier finance program in 2023. However, the activity during the three months ended March 31, 2023 is not significant, and the adoption of ASU 2022-04 did not have a significant impact on our Condensed Consolidated Financial Statements for the first quarter of 2023.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the corresponding period of adjustment. Charges for rebates and other allowances were 28.6% and 24.9% of gross sales for the three months ended March 31, 2023 and March 31, 2022, respectively.

Disaggregated Revenue

Revenues from contracts with customers summarized by region were as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Europe	$319.2	$291.6
North America	153.2	169.3
Asia Pacific	83.6	83.8
Middle East and Africa	76.4	61.5
Latin America	57.7	48.8
Revenue from contracts with customers	690.1	655.0
Other revenue (Leasing: Sales-type and Operating)	5.9	5.0
Total revenue	$696.0	$660.0

Assets Recognized For the Costs to Obtain a Contract

In certain instances, we incur incremental direct costs of a transaction, such as prebates, equipment provided free on loan, or other related expenses in the contract negotiation phase. Because these costs are likely incurred to transition to a new relationship or part of a negotiated renewal of a long-term relationship, these costs are considered costs to obtain a contract and are deferred and amortized over the period in which revenue is recognized, provided that unamortized deferred costs are considered recoverable. These amounts are recorded within Other non-current assets on our Condensed Consolidated Balance Sheets. Refer to Note 5 - Financial Statement Details for further information.

NOTE 4 - ACQUISITIONS

We make business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Condensed Consolidated Balance Sheet at fair value as of their acquisition date. The

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2023 and 2022 were not significant to our condensed consolidated financial statements; therefore, pro forma financial information is not presented. Costs incurred related to acquisitions are included as part of Transaction and integration costs in the Condensed Consolidated Statements of Operations.

2023 Activity

On February 21, 2023, we acquired NSS Enterprise, Inc., a manufacturer of floor cleaning machines based in the United States for our Institutional business segment. Certain valuation estimates and net asset adjustments are not yet finalized and are subject to change, but are expected to be finalized in the second quarter of 2023.

2022 Activity

On January 24, 2022, we acquired Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services in the United Kingdom for our Institutional business segment. Certain valuation estimates and net asset adjustments were not finalized until the second quarter of 2022.

The following table summarizes the fair values of the net assets acquired in the acquisitions referred to above:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash and cash equivalents	$0.3	$10.7
Trade receivables	2.9	7.1
Inventories	2.4	3.9
Prepaid expenses and other current assets	—	1.8
Property, plant and equipment	8.3	6.3
Intangible assets	—	19.7
Other non-current assets	1.0	—
Accounts payable	(2.7)	(4.1)
Other current liabilities	(0.4)	(5.0)
Other non-current liabilities	(1.6)	(0.1)
Deferred taxes	—	(5.6)
Net assets acquired before goodwill on acquisition	10.2	34.7
Goodwill on acquisition	1.8	17.4
Net cash paid for acquisitions	$12.0	$52.1

NOTE 5 - FINANCIAL STATEMENT DETAILS

Inventories

Our net inventory balances were:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$83.0	$71.1
Work in process	4.0	3.9
Finished goods	318.5	279.6
	$405.5	$354.6

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securitization of trade receivables

We sell certain North American and European customer receivables to PNC Bank ("PNC") without recourse on a revolving basis. This arrangement provides for maximum funding of up to $150.0 million for receivables sold. As customers pay their balances, we transfer additional receivables into the program. The transferred receivables are fully guaranteed by a bankruptcy-remote wholly owned subsidiary of the Company, which holds additional receivables in the amount of $123.6 million as of March 31, 2023 that are pledged as collateral under this agreement.
Fees associated with the arrangement were $2.0 million and $0.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

We transferred and derecognized $316.2 million of receivables and collected $323.4 million in connection with our arrangement with PNC during the three months ended March 31, 2023.

We transferred and derecognized $272.8 million of receivables and collected $253.3 million in connection with our arrangement with PNC during the three months ended March 31, 2022.

Credit losses

Our allowance for expected credit losses on trade and lease receivables is assessed at the end of each quarter based on an analysis of historical losses and assessment of future expected losses.

The following represents the activity in our allowance for credit losses for trade and lease receivables:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Balance, beginning of period	$35.9	$44.2
Provision for bad debts	1.7	1.9
Recovery of lease receivables associated with exit activities	(0.4)	—
Write-offs	(0.6)	(3.6)
Balance, end of period	$36.6	$42.5

Prepaid expenses and other current assets

The components of prepaid expenses and other current assets were as follows:

(in millions)	March 31, 2023	December 31, 2022
Derivatives	$53.3	$54.2
Prepaid expenses	39.1	31.8
Income tax receivable	20.6	23.1
Other current assets	1.6	1.5
	$114.6	$110.6

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other non-current assets

The components of other non-current assets were as follows:

(in millions)	March 31, 2023	December 31, 2022
Dosing and dispensing equipment	$152.9	$149.8
Operating lease right-of-use assets, net	79.4	82.3
Deferred taxes	36.2	35.9
Tax indemnification asset	13.2	13.2
Lease receivables	11.5	12.8
Derivatives	11.5	19.7
Finance lease right-of-use assets, net	10.9	11.4
Customer prebates	8.8	9.5
Other non-current assets	14.9	13.8
	$339.3	$348.4

Depreciation expense for our dosing and dispensing equipment was $16.0 million and $17.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Other Current and Non-current Liabilities

The components of other current liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Accrued customer volume rebates	$147.3	$156.4
Accrued salaries, wages and related costs	88.5	75.0
Value added, general and sales tax payable	35.2	26.8
Accrued interest payable	31.2	25.2
Derivatives	21.2	18.1
Operating lease liability	13.1	15.4
Income taxes payable	9.0	7.6
Accrued share-based compensation	6.9	1.5
Tax receivable agreement	1.4	1.6
Other accrued liabilities	61.8	71.6
	$415.6	$399.2

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of other non-current liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Tax receivable agreement	$199.0	$202.9
Operating lease liability	82.6	84.2
Defined benefit pension plan liability	75.1	72.3
Derivatives	74.5	63.8
Uncertain tax positions	17.8	17.7
Asset retirement obligations	6.3	6.2
Other post-employment benefit plan liability	1.7	1.7
Accrued share-based compensation	0.7	5.2
Other non-current liabilities	10.7	14.1
	$468.4	$468.1

Other (Income) Expense, net

The following table provides details of our Other (Income) Expense, net:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$(1.7)	$(0.7)
Unrealized foreign exchange gain	(0.6)	(1.1)
Realized foreign exchange (gain) loss	(0.1)	1.2
Non-cash pension and other post-employment benefit plan	(0.8)	(3.6)
Adjustment for tax indemnification asset	—	(0.1)
Tax receivable agreement adjustments	(4.9)	(6.4)
Securitization fees	2.4	0.9
Gain on sale of property and equipment	(3.7)	—
Other net	(1.3)	0.9
	$(10.7)	$(8.9)

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Our property and equipment and accumulated depreciation balances were as follows:

(in millions)	March 31, 2023	December 31, 2022
Land and improvements	$40.0	$40.6
Buildings	63.3	55.6
Machinery and equipment	131.0	114.9
Other property and equipment	48.1	49.5
Construction-in-progress	84.0	96.6
Property and equipment, gross	366.4	357.2
Less: Accumulated depreciation	(106.2)	(103.1)
Property and equipment, net	$260.2	$254.1

Depreciation expense was $5.5 million and $5.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill
The following table represents a roll forward of our goodwill balances by reportable segments:

(in millions)	Institutional	Food & Beverage	Total
Balance at December 31, 2022	$330.5	$132.3	$462.8
Acquisitions	1.8	—	1.8
Foreign currency translation	2.4	1.0	3.4
Balance at March 31, 2023	$334.7	$133.3	$468.0

Identifiable Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at March 31, 2023:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$900.2	$(230.2)	$—	$670.0
Brand name	590.0	(164.0)	—	426.0
Capitalized software	78.8	(67.0)	—	11.8
Intellectual property	44.6	(12.0)	—	32.6
Trademarks	25.1	(8.2)	—	16.9
Non-compete agreements	8.3	(7.9)	—	0.4
Favorable leases	4.1	(3.2)	—	0.9
Total intangible assets with definite lives	1,651.1	(492.5)	—	1,158.6
Trademarks and trade names with indefinite lives	826.4	—	—	826.4
Total identifiable intangible assets	$2,477.5	$(492.5)	$—	$1,985.0

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the gross carrying amounts and accumulated amortization of identifiable intangible assets by major class with definite and indefinite lives at December 31, 2022:

(in millions)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value
Customer relationships	$890.1	$(216.3)	$—	$673.8
Brand name	583.9	(155.0)	—	428.9
Capitalized software	90.3	(79.1)	—	11.2
Intellectual property	44.6	(10.9)	—	33.7
Trademarks	24.6	(7.6)	—	17.0
Non-compete agreements	8.2	(7.7)	—	0.5
Favorable leases	4.0	(3.2)	—	0.8
Total intangible assets with definite lives	1,645.7	(479.8)	—	1,165.9
Trademarks and trade names with indefinite lives	818.2	—	—	818.2
Total identifiable intangible assets	$2,463.9	$(479.8)	$—	$1,984.1

Amortization expense for acquired intangibles was $21.9 million and $24.2 million for three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 8 - DEBT AND CREDIT FACILITIES

The components of debt and credit facilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,481.2	$1,485.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	1.1	3.8
Finance lease obligations	10.4	11.6
Financing obligations	21.7	21.9
Unamortized deferred financing costs	(28.8)	(30.1)
Unamortized original issue discount	(6.7)	(7.0)
Total debt	1,978.9	1,985.2
Less: Current portion of long-term debt	(12.0)	(12.4)
Short-term borrowings	(1.1)	(3.8)
Long-term debt	$1,965.8	$1,969.0

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The interest rate under the 2021 U.S. Dollar Term Loan is equal to (i) the Adjusted LIBOR rate (as defined in the New Senior Secured Credit Facilities), with a LIBOR floor of 0.50%, plus 2.75%, or (ii) ABR (as defined in the New Senior Secured Credit Facilities) plus 1.75%. As of March 31, 2023, the interest rate for the 2021 U.S. Dollar Term Loan is 7.58%.

As of March 31, 2023, we had no borrowings outstanding under the Revolving Credit Facility and $5.5 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $444.5 million.

As of December 31, 2022, we had no borrowings outstanding under the Revolving Credit Facility and $5.4 million of letters of credit outstanding, which reduced the available borrowing capacity thereunder to approximately $444.6 million.

The New Senior Secured Credit Facilities contain normal and customary affirmative and negative covenants. Some of the more restrictive covenants are (a) limitations on our ability to pay dividends, (b) limitations on asset sales, and (c) limitations on our ability to incur additional indebtedness. The New Senior Secured Credit Facilities also contain various events of default, the occurrence of which could result in the acceleration of all obligations. As of March 31, 2023, we were in full compliance with the provisions contained within the covenants.

2021 Senior Notes

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under the New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of 5.625% Senior Notes due 2025 (the “2017 Senior Notes”), pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022.

We may redeem the 2021 Senior Notes, in whole or in part, at any time prior to October 1, 2024, at a price equal to 100% of the principal amount of the 2021 Senior Notes redeemed, plus additional amounts, if any, a make-whole premium and accrued and unpaid interest to, but excluding, the redemption date.

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Sale-Leaseback Transactions

During March 2020, we completed sale-leaseback transactions under which we sold two properties to an unrelated third-party for a total of $22.9 million. Concurrent with this sale, we entered into agreements to lease the properties back from the purchaser over initial lease terms of 15 years. The leases for the two properties include an initial term of 15 years and four, five-year renewal options, and provide for us to evaluate each property individually upon certain events during the life of the lease, including individual renewal options.
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

(in millions)	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$0.9	$1.2
Interest rate caps	28.1	34.6
Cross currency swaps	17.9	18.9
Total derivative assets	$46.9	$54.7

Derivative liabilities
Foreign currency forward contracts	$—	$(0.1)
Cross currency swaps	(69.9)	(55.8)
Total derivative liabilities	$(69.9)	$(55.9)

Derivatives not designated as hedging instruments:
Derivative assets
Foreign currency forward contracts	$4.2	$2.3
Interest rate swaps	13.7	16.9
Total derivative assets	$17.9	$19.2

Derivative liabilities
Foreign currency forward contracts	$(7.8)	$(4.1)
Interest rate swaps	(18.0)	(21.9)
Total derivative liabilities	$(25.8)	$(26.0)

Our derivatives consist of the following:

(in millions)	Hedged Item	Notional Amount	Original Maturity in Months
U.S. dollar floating to Euro fixed interest rate swaps	2021 U.S. Dollar Term Loan	$500.0	49
U.S. dollar interest rate caps	2021 U.S. Dollar Term Loan	$650.0	36
U.S. dollar to Euro currency swaps	2021 Senior Notes	$500.0	49
U.S. dollar currency forward contracts	Working Capital	$314.0	1-12
Floating to fixed interest rate swap(1)	Not Applicable	$315.0	60
Fixed to floating interest rate swap(1)	Not Applicable	$315.0	36

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
dollar to Euro currency swap, to manage the impacts of fluctuations in interest rates and currency exchange rates on a portion of our floating-rate and U.S. dollar denominated debt.
In 2022 we terminated several existing U.S. dollar floating to Euro fixed interest rate swaps and U.S. dollar to Euro currency swaps, receiving net proceeds of $45.3 million and $186.1 million during the three months ended March 31, 2022 and year ended December 31, 2022, respectively, and simultaneously entered into new at-market swaps with the same notional amounts and maturity dates as the terminated swaps. We elected to classify the cash flows from the settlements within financing activities on the Condensed Consolidated Statement of Cash Flows to be consistent with the cash flows presentation of the hedged debt instruments.
As a result of these contract terminations, the net unrealized after-tax derivative gains included in Accumulated other comprehensive income ("AOCI") at the dates of termination are being amortized against Interest expense, and the net unrealized after-tax derivative losses included in AOCI at the dates of termination are being amortized as Other (income) expense, net, on the Condensed Consolidated Statement of Operations over the remaining lives of the derivative contracts. As of March 31, 2023, the unamortized gains in AOCI are $26.2 million and the unamortized losses in AOCI are $7.5 million.
We record gains and losses on these derivative instruments that qualify as cash flow hedges in other comprehensive income (loss), net of tax to the extent the hedges are effective and until we recognize the underlying transactions in net income (loss), at which time we recognize these gains and losses in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
Net unrealized after-tax gains related to these contracts that were included in other comprehensive income was $10.2 million and $38.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The unrealized amounts in other comprehensive income will fluctuate based on changes in the fair value of open contracts during each reporting period.
We estimate that $33.2 million of net unrealized after-tax derivative gain included in AOCI will be reclassified into Interest expense and Other (income) expense, net, on the Condensed Consolidated Statement of Operations within the next twelve months.
Interest Rate Swap Contracts Not Designated as Hedges

In connection with entering into the New Senior Secured Credit Facilities and issuing the 2021 Senior Notes, we entered into a fixed to floating interest rate swap to offset the existing floating to fixed interest rate swap, and the existing swap was also then de-designated as a cash flow hedge. As a result of the contract de-designation, the net unrealized after-tax derivative loss included in AOCI at the date of de-designation is being amortized into Interest expense on the Condensed Consolidated Statement of Operations over the remaining life of the derivative contract, and the unamortized loss in AOCI is $4.3 million as of March 31, 2023. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings.

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

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Foreign currency forward contracts	$0.8	$(1.1)
Interest rate swaps	—	(0.2)
Interest rate caps	0.1	(0.1)
Cross currency swaps	14.0	(32.3)
Total	$14.9	$(33.7)

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table details the fair value hierarchy of our financial assets and liabilities, which are measured at fair value on a recurring basis:

	March 31, 2023
(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$5.4	$5.4	$—	$—
Cross currency swaps, net liability	$(52.0)	$—	$(52.0)	$—
Interest rate caps, net asset	$28.1	$—	$28.1	$—
Foreign currency forward contracts, net liability	$(2.7)	$—	$(2.7)	$—
Interest rate swaps, net liability	$(4.3)	$—	$(4.3)	$—

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$116.3	$116.3	$—	$—
Cross currency swaps, net liability	$(36.9)	$—	$(36.9)	$—
Interest rate caps, net asset	$34.6	$—	$34.6	$—
Foreign currency forward contracts, net liability	$(0.7)	$—	$(0.7)	$—
Interest rate swaps, net liability	$(5.0)	$—	$(5.0)	$—
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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The table below shows the carrying amounts and estimated fair values of our debt, all of which are based on Level 2 inputs:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2021 U.S. Dollar Term Loan (1)	$1,451.5	$1,475.7	$1,453.9	$1,433.0
2021 Senior Notes (2)	494.2	488.3	494.0	398.5
Revolving Credit Facility	—	—	—	—
	$1,945.7	$1,964.0	$1,947.9	$1,831.5

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

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 - DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

The following table shows the components of our net period benefit expense (income);

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Line Item on Condensed Consolidated Statements of Operations
Components of net periodic benefit expense (income):
Service cost	$1.2	$1.3	Selling, general and administrative expenses
Interest cost	3.0	0.9	Other income
Expected return on plan assets	(3.8)	(4.5)	Other income
Total benefit expense (income)	$0.4	$(2.3)
Our net periodic benefit costs for our other post-employment benefit plans was not material for the three months ended March 31, 2023 and March 31, 2022.

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

For the three months ended March 31, 2023, we utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate our interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method represents the best estimate of our annual effective tax rate.

Effective Income Tax Rate and Income Tax Provision

For the three months ended March 31, 2023, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense and the realizability of net operating losses.

For the three months ended March 31, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, and income tax expense related to non-deductible shared-based compensation.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

At times, we are subject to governmental investigations and various legal actions and claims from governmental agencies and other parties. The outcomes of these matters are not within our complete control and may not be known for prolonged periods of time. We record a liability in the Condensed Consolidated Financial Statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from these matters are inherently difficult to predict. Management believes that the ultimate disposition of any current matters should not have a material adverse effect on our consolidated financial position or results of operations or cash flows.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Bain Capital

We may conduct business with Bain Capital, an affiliate of our controlling shareholder and our previous sponsor, for consulting or other services related to transactions. We paid Bain Capital $0.1 million and zero during the three months ended March 31, 2023 and March 31, 2022, respectively. There were no fees due to Bain Capital at March 31, 2023 or December 31, 2022.

We may conduct business with other Bain Capital affiliates from time to time in the normal course of business. Although we may have common owners with these affiliates depending upon the Bain Capital fund ownership structure, we believe the terms of such transactions have historically been comparable to terms available or amounts that would be paid or received, as applicable, in an arm’s-length transaction with a party unrelated to us.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15 - SHARE-BASED COMPENSATION

Compensation Expense

Share-based compensation expense related to equity and liability awards is included in the following line items in the Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cost of sales	$1.4	$(0.4)
Selling, general and administrative expenses	9.6	15.5
Total	$11.0	$15.1

Share-based compensation expense by type of award is as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Restricted shares(1)	5.4	11.4
Restricted share units	2.1	2.7
Performance share units	0.7	0.9
Share options	0.2	0.2
Cash-settled long-term incentive plan	0.3	0.5
Cash-settled restricted share units	2.3	(0.6)
	$11.0	$15.1

(1) During 2018, Constellation S.à r.l, a subsidiary of the Company, adopted a management equity incentive plan consisting of Class B through Class F shares ("MEIP Shares") granted to certain domestic and foreign employees. Upon closing of our initial public offering, the MEIP Shares were converted into vested ordinary shares and restricted ordinary shares. The restricted ordinary shares vest on the same terms and conditions as applied to the MEIP Shares to which they relate, and are not subject to performance conditions. Vesting of restricted ordinary shares is credited to Additional paid-in capital.

There were no awards granted during the three months ended March 31, 2023.

NOTE 16 - RESTRUCTURING AND EXIT ACTIVITIES

In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $153.0 million of total expenses related to this project, and have already charged $138.0 million over the life of the project, $18.4 million of which were charged during the three months ended March 31, 2023. Costs incurred in 2023 of $18.1 million of non-recurring other costs related to facilities consolidations are reflected in Cost of sales and $0.3 million are reflected in Restructuring and exit costs. Our remaining costs for this project are approximately $15.2 million at March 31, 2023.

Cost estimates for this project have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily setting up additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery.

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We also exited certain businesses in 2021 that leased equipment to customers under sales-type leases, as we further refine our business model and our strategy of selling solutions to customers.

The following table details our restructuring and exit costs as reflected in the Condensed Consolidated Statements of Operations:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Recovery of lease receivables	$(0.4)	$(1.5)
Facilities	1.5	8.3
Employee termination benefits	(0.6)	1.8
Other	—	1.2
Total	$0.5	$9.8

The following table provides the details for the restructuring and exit cost liabilities:

(in millions)	Provision for Lease Receivables	Facilities	Employee Termination Benefits and Other	Total
Balance as of December 31, 2022	$13.4	$—	$28.0	$41.4
Accrual and accrual adjustments	(0.4)	1.5	(0.6)	0.5
Cash payments during period	—	(0.4)	(4.7)	(5.1)
Write-offs	—	(1.1)	—	(1.1)
Balance as of March 31, 2023	$13.0	$—	$22.7	$35.7

The reserve for the lease receivable contracts, net, is included in Other receivables and the liability for employee termination benefits is included in Accrued restructuring costs, respectively, on the Condensed Consolidated Balance Sheet at March 31, 2023. We anticipate paying the employee termination benefits of $22.7 million in the restructuring accrual within the next twelve months.

Restructuring and exit costs by segment were as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Institutional	$2.1	$9.6
Food & Beverage	0.9	0.4
Corporate	(2.5)	(0.2)
Total	$0.5	$9.8

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides detail of comprehensive loss:

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2022	$15.1	$65.5	$(235.7)	$(155.1)
Other comprehensive income before reclassifications	(0.1)	(0.3)	5.5	5.1
Amounts reclassified from AOCI to net income	—	(4.1)	—	(4.1)
Net change	(0.1)	(4.4)	5.5	1.0
Balance March 31, 2023	$15.0	$61.1	$(230.2)	$(154.1)

(in millions)	Unrecognized Pension Items	Hedging Activities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2021	$(6.6)	$(2.7)	$(147.7)	$(157.0)
Other comprehensive loss before reclassifications	(0.5)	3.5	(3.9)	(0.9)
Amounts reclassified from AOCI to net income	—	14.3	—	14.3
Net change	(0.5)	17.8	(3.9)	13.4
Balance March 31, 2022	$(7.1)	$15.1	$(151.6)	$(143.6)

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

Net sales for each of our reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Institutional	$477.1	$472.2
Food & Beverage	218.9	187.8
Total	$696.0	$660.0

Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Institutional	$37.6	$53.0
Food & Beverage	25.7	22.1
Total	$63.3	$75.1

Diversey Holdings, Ltd.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows a reconciliation of Adjusted EBITDA for our reportable segments to consolidated loss before income tax provision:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Adjusted EBITDA for reportable segments	$63.3	$75.1
Corporate costs	(10.7)	(14.8)
Interest expense	(28.2)	(30.3)
Interest income	1.7	0.7
Amortization expense of intangible assets	(21.9)	(24.2)
Depreciation expense included in cost of sales	(19.9)	(20.6)
Depreciation expense included in selling, general and administrative expenses	(1.6)	(2.6)
Transaction and integration costs(1)	(8.0)	(4.5)
Restructuring and exit costs(2)	(0.5)	(9.8)
Other costs related to facilities consolidations(3)	(18.1)	—
Foreign currency gain related to hyperinflationary subsidiaries(4)	3.1	0.3
Adjustment for tax indemnification asset(5)	—	0.1
Acquisition accounting adjustments(6)	—	(1.3)
Non-cash pension and other post-employment benefit plan(7)	0.8	3.6
Unrealized foreign currency exchange gain(8)	0.6	1.1
Securitization fees(9)	(2.4)	(0.9)
Share-based compensation(10)	(11.0)	(15.1)
Tax receivable agreement adjustments(11)	4.9	6.4
Gain on sale of property and equipment(12)	3.7	—
Other items	(0.1)	(0.4)
Loss before income tax provision	$(44.3)	$(37.2)

(1) These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, costs incurred in preparing to become a publicly traded company, and costs related to the Merger.

(2) Includes costs related to restructuring programs and business exit activities. See Note 16 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements for additional information.

(3)    Represents other costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, which are non-recurring and included in Cost of Sales in our Condensed Consolidated Statements of Operations.

(4) Argentina and Turkey were deemed to have highly inflationary economies and the functional currencies for our Argentina and Turkey operations were changed from the Argentine peso and Turkish lira to the United States dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(5) In connection with the original acquisition of the Diversey business in 2017, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision.

(6) In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

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

(9) Represents the fees to complete the sale of the receivables without recourse under our accounts receivable securitization agreements.

(10) Represents compensation expense associated with our share-based equity and liability awards.

(11) Represents the adjustment to our tax receivable agreement liability due to changes in valuation allowances that impact the realizability of the attributes of the tax receivable agreement.

(12) Represents the gain on sale of property and equipment, primarily attributed to the sale of certain facilities.

Geographic Regions

Net sales(1) by geographic region are as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Europe	$320.2	$292.6
North America(2)	155.5	171.2
Asia Pacific	86.2	85.9
Middle East & Africa	76.4	61.5
Latin America	57.7	48.8
Total	$696.0	$660.0
(1) No non-U.S. country accounted for net sales in excess of 10% of consolidated net sales for three months ended March 31, 2023 or 2022.
(2) Net sales to external customers within the U.S. were $124.1 million and $125.7 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods ended:

(in millions, except per share amounts)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Basic	Diluted	Basic	Diluted
Net loss attributable to common shareholders	$(53.6)	$(53.6)	$(39.1)	$(39.1)

Weighted average shares outstanding	323.2	323.2	319.6	319.6
Dilutive securities(1)	—	—	—	—
Denominator for earnings per share - weighted average shares	323.2	323.2	319.6	319.6

Loss per share	$(0.17)	$(0.17)	$(0.12)	$(0.12)

(1) For the three months ended March 31, 2023 and 2022, potentially dilutive securities were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The MD&A should be read together with our Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and the related Notes thereto, which are prepared in accordance with U.S. GAAP, and included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and our audited Consolidated Financial Statements for the year ended December 31, 2022 and the related Notes thereto, which are included in our Annual Report on Form 10-K. The statements in this MD&A regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K and in the “Cautionary Statement Regarding Forward-Looking Information” section of this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Management Overview

Diversey Holdings, Ltd. (hereafter the "Company", “we,” “us,” and “our”), is a global leading provider of high-performance hygiene, infection prevention and cleaning solutions. We develop mission-critical products, services and technologies that save lives and protect our environment. We were formed as an exempted company incorporated under the laws of the Cayman Islands with limited liability on November 3, 2020 for the purpose of completing an initial public offering of our ordinary shares and related transactions and in order to carry on the business of our indirect wholly-owned operating subsidiaries.

An affiliate of Bain Capital beneficially owned approximately 72.8% our outstanding ordinary shares as of March 31, 2023. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under Nasdaq listing rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. We are currently relying on certain of these exemptions.

Recent Developments

Take-Private Merger Agreement. On March 8, 2023, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will be merged with and into us, with us continuing as the surviving company as a wholly owned subsidiary of Parent. If the Merger is completed, our ordinary shares will be removed from listing on Nasdaq and deregistered under the Exchange Act and we will no longer file period reports with the SEC. Parent and Merger Sub are affiliates of Platinum and affiliates of Solenis LLC, which is a portfolio company of Platinum. Pursuant to the Merger, each ordinary share issued and outstanding immediately prior to the effective time of the Merger (other than (i) ordinary shares held by the Company, Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub, (ii) ordinary shares to which the holder has validly exercised and perfected and not effectively withdrawn or lost their rights to dissent under the applicable provisions of the Companies Act (2023 Revision) of the Cayman Islands, and (iii) ordinary shares held by BCPE, our controlling shareholder and an entity advised by Bain Capital Private Equity, LP) will be cancelled and exchanged at the effective time of the Merger into the right to receive merger consideration of $8.40 in cash without interest and subject to any applicable withholding taxes. Ordinary shares held by BCPE, other than the Rollover Shares, will be cancelled and exchanged at the effective time of the Merger into the right to receive merger consideration of $7.84 in cash without interest and subject to any applicable withholding taxes, and BCPE has agreed to contribute, transfer and assign all of its right, title and interest in the Rollover Shares to Topco (and in certain circumstances, a subsidiary of Topco), and Topco has agreed to concurrently accept (or if applicable, cause its subsidiary to accept) such Rollover Shares in exchange for the issuance to BCPE of certain common and preferred units of Topco, or in certain circumstances, common units of Topco and preferred interests of a subsidiary of Topco, at a value of $7.84 per ordinary share pursuant to the Rollover Agreement.

The respective obligation of each party to effect the Merger is subject to the satisfaction (or waiver, where permissible pursuant to applicable law) of certain conditions, including receipt of the Requisite Shareholder Approval, the expiration of waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions. Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close in the second half of 2023.

We have agreed to pay Parent $92,000,000 in cash upon the termination of the Merger Agreement under certain circumstances. Parent has agreed to pay us $125,000,000 in cash upon the termination of the Merger Agreement under certain other circumstances.

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

Our businesses in Russia and Ukraine generate an immaterial percentage of our overall net sales.

Supply Chain Disruptions. The COVID-19 pandemic had a meaningful impact on our business, especially within our Institutional segment. As economies around the world reopened, increases in demand created significant disruptions to the global supply chain during 2022, which affected our ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, raw material shortages and labor shortages. Global logistics network challenges have resulted in delays, shortages of certain materials, and increased transportation costs. We have materially mitigated to date the impact of these disruptions through the work of our procurement and supply chain teams, but there continues to be significant uncertainties regarding the future impact of supply chain disruptions, which we cannot predict. Additionally, we continue the process of consolidating certain facilities within North America, which includes opening a new manufacturing and warehousing facility, which have presented short-term operational challenges and supply chain disruptions.

We are a diversified business in regards to both industry segments and global geographic regions. These different aspects of our business are each impacted differently by supply chain disruptions and broader economic conditions. Therefore, the recovery cycle and related timing is also different for each segment and region.

Capital Investments. On February 21, 2023, we acquired NSS Enterprise, Inc., a manufacturer of floor cleaning machines based in the United States. This acquisition will enable the onshore assembly of floor cleaning machines in North America, which we expect will significantly improve our scale, presence and support in the marketplace.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. Cost estimates for our restructuring project in North America and Europe have also been impacted by the inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily setting up additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery. Inflation declined slightly in the first quarter of 2023, but continues to be well above historical levels. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Financial Market Volatility. In the first quarter of 2023, the U.S. and global banking sector experienced increased volatility as a result of several distressed or closed banks and financial institutions. While we have not realized any losses as a result of the increased financial market volatility, we continue to monitor the situation and will take appropriate measures, as necessary, to minimize potential risk exposure to our customers’ and our cash and investment balances.
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

Impact of Currency Fluctuations. We have significant international operations with 82.2% of our net sales for the three months ended March 31, 2023, being generated from sales to customers located outside of the United States. Our international operations are subject to changes in regional and local economic conditions, including local inflationary pressures.

We present our Condensed Consolidated Financial Statements in U.S. dollars. As a result, we must translate the assets, liabilities, revenues and expenses of all of our operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our Condensed Consolidated Financial Statements, even if their value has not changed in their local currency. A stronger U.S. dollar reduces the relative value of reported results of non-U.S. dollar operations, and, conversely, a weaker U.S. dollar increases the relative value of the non-U.S. dollar operations. These translations could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and stockholders’ equity. During 2022, the U.S. dollar significantly strengthened against the Euro and other European currencies, peaking in the third quarter. The U.S. dollar has since trended weaker, and fluctuations in foreign currency exchange rates did not have a significant impact on our reported results in the first quarter of 2023.

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

Condensed Consolidated Operating Results

(in millions except per share amounts)	Three Months Ended March 31, 2023	$ Change	% Change	Three Months Ended March 31, 2022
Net sales	$696.0	$36.0	5.5%	$660.0
Cost of sales	476.4	52.5	12.4%	423.9
Gross profit	219.6	(16.5)	(7.0)%	236.1
Selling, general and administrative expenses	219.1	5.4	2.5%	213.7
Transaction and integration costs	8.0	3.5	77.8%	4.5
Amortization of intangible assets	21.9	(2.3)	(9.5)%	24.2
Restructuring and exit costs	0.5	(9.3)	(94.9)%	9.8
Operating loss	(29.9)	(13.8)	(85.7)%	(16.1)
Interest expense	28.2	(2.1)	(6.9)%	30.3
Foreign currency gain related to hyperinflationary subsidiaries	(3.1)	(2.8)	933.3%	(0.3)
Other (income) expense, net	(10.7)	(1.8)	20.2%	(8.9)
Loss before income tax provision	(44.3)	(7.1)	(19.1)%	(37.2)
Income tax provision	9.3	7.4	389.5%	1.9
Net loss	$(53.6)	$(14.5)	(37.1)%	$(39.1)

Basic and diluted loss per share	$(0.17)			$(0.12)
Basic and diluted weighted average shares outstanding	323.2			319.6

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

The following table presents net sales by segment:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Institutional	$477.1	$472.2
Food & Beverage	218.9	187.8
Total	$696.0	$660.0

First Quarter 2023 vs 2022

(in millions, except percentages)	Institutional		Food & Beverage		Total
First Quarter 2022 Net Sales	$472.2	71.5%	$187.8	28.5%	$660.0
Organic change (non-GAAP)	31.0	6.6%	48.4	25.8%	79.4	12.0%
Acquisition	3.7	0.8%	—	—%	3.7	0.6%
Constant dollar change (non-GAAP)	34.7	7.3%	48.4	25.8%	83.1	12.6%
Foreign currency translation	(29.8)	(6.3)%	(17.3)	(9.2)%	(47.1)	(7.1)%
Total change	4.9	1.0%	31.1	16.6%	36.0	5.5%
First Quarter 2023 Net Sales	$477.1	68.5%	$218.9	31.5%	$696.0

Institutional. Net sales increased $4.9 million, or 1.0%, during the three months ended March 31, 2023 compared with the three months ended March 31, 2022. Foreign currency translation had a negative effect of $29.8 million. On a constant dollar basis, net sales increased $34.7 million, or 7.3%, as compared with the three months ended March 31, 2022, with our acquisitions contributing $3.7 million of growth. Organic sales increased by 6.6%, primarily due to price increases to mitigate the effect of inflation, and volume growth through a combination of new customer wins, innovation, and continued expansion with our existing customers.

Food & Beverage. Net sales increased $31.1 million, or 16.6%, during the three months ended March 31, 2023 as compared with the three months ended March 31, 2022. Foreign currency translation had a negative effect of $17.3 million. On a constant dollar basis, net sales increased $48.4 million, or 25.8%, primarily due to price increases to mitigate the effect of inflation, volume growth through new customer wins, and success with the rollout of water treatment solutions.

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

Our gross profit was $219.6 million during the three months ended March 31, 2023 and $236.1 million during the three months ended March 31, 2022, and our gross margin was 31.6% during the three months ended March 31, 2023 and 35.8% during the three months ended March 31, 2022. Gross profit during the three months ended March 31, 2023 was unfavorably impacted by $18.1 million of non-recurring costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, $17.2 million of foreign currency translation, and a $1.8 million increase in share-based compensation. Gross profit was positively impacted by higher sales volumes and price increases as described above, which were offset by additional freight costs, increased inflation, and higher labor and manufacturing costs.

Selling, general and administrative expenses. Selling, general and administrative expenses are comprised primarily of marketing, research and development and administrative costs. Administrative costs, among other things, include share-based compensation, professional consulting expenditures, administrative salaries and wages, certain software and hardware costs and facilities costs.

Selling, general and administrative expenses were $219.1 million during the three months ended March 31, 2023 compared to $213.7 million during the three months ended March 31, 2022. The increase of $5.4 million was primarily due to increases in employee compensation and benefit costs due to inflationary labor increases. These increases were partially offset by $11.5 million of favorable foreign currency translation and a $5.9 million decrease in share-based compensation.

Transaction and integration costs. Transaction and integration costs were $8.0 million during the three months ended March 31, 2023 and $4.5 million during the three months ended March 31, 2022. These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, costs incurred in preparing to become a publicly traded company, and costs related to the Merger.

Amortization of intangible assets acquired. In connection with our various business acquisitions, the acquired assets, including separately identifiable intangible assets, and assumed liabilities were recorded as of the acquisition date at their respective fair values. Amortization of intangible assets acquired was $21.9 million and $24.2 million during the three months ended March 31, 2023 and during the three months ended March 31, 2022, respectively.

Restructuring and exit costs. We recorded restructuring and exit costs of $0.5 million and $9.8 million during the three months ended March 31, 2023 and during the three months ended March 31, 2022, respectively. In 2021, we began a strategic initiative to consolidate certain manufacturing and warehousing facilities within Europe and North America, which also includes opening a new manufacturing and warehousing facility in North America. We anticipate that these actions will both expand our production capacity and allow us to better manage our inventory, supply chain and workforce. We expect to incur approximately $153.0 million of total costs related to this project, and have already charged $138.0 million over the life of the project, $18.4 million of which were charged during the three months ended March 31, 2023. Costs incurred during the three months ended March 31, 2023 of $18.1 million of non-recurring other costs related to facilities consolidations are reflected in Cost of sales and $0.3 million are reflected in Restructuring and exit costs. Our remaining costs for this project are approximately $15.2 million at March 31, 2023.

Cost estimates for this project have been impacted by an inflationary macro environment with constraints around materials, freight and labor. Extraordinary short-term measures were taken to minimize disruption to customers. These measures include lengthening warehouse leases, temporarily establishing additional warehouses, paying higher freight costs during warehouse transitions and paying carriers to guarantee delivery. See Note 16 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Non-operating results. Our non-operating results were as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest expense	$28.2	$30.3
Foreign currency gain related to hyperinflationary subsidiaries	(3.1)	(0.3)
Other (income) expense, net	(10.7)	(8.9)
	$14.4	$21.1

Interest Expense. We incurred interest expense during the three months ended March 31, 2023 of $28.0 million, $5.8 million and $(7.4) million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other financial instruments (primarily derivatives), respectively. The Senior Secured Credit Facilities are variable-interest rate debt, and the increase in interest expense during the three months ended March 31, 2023 related to these facilities is due to an increase in LIBOR as a result of higher U.S. federal interest rates. The recovery of interest expense during 2023 for the other financial instruments is primarily due to the impact of our interest rate and currency derivatives.

We incurred interest expense during the three months ended March 31, 2022 of $18.6 million, $5.8 million and $4.1 million related to the Senior Secured Credit Facilities, the 2021 Senior Notes and other financial instruments (primarily derivatives), respectively.

Amortization of deferred financing costs and original issue discount totaling $1.8 million during the three months ended March 31, 2023 and during the three months ended March 31, 2022 are included in the interest expense line item disclosed above.

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

Other (income) expense, net. Our other (income) expense, net was as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$(1.7)	$(0.7)
Unrealized foreign exchange gain	(0.6)	(1.1)
Realized foreign exchange (gain) loss	(0.1)	1.2
Non-cash pension and other post-employment benefit plan	(0.8)	(3.6)
Adjustment for tax indemnification asset	—	(0.1)
Tax receivable agreement adjustments	(4.9)	(6.4)
Securitization fees	2.4	0.9
Gain on sale of property and equipment	(3.7)	—
Other, net	(1.3)	0.9
Total other (income) expense, net	$(10.7)	$(8.9)

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

Income tax provision. For the three months ended March 31, 2023, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense and the realizability of net operating losses.

For the three months ended March 31, 2022, the difference in the statutory income tax benefit and the recorded income tax provision was primarily attributable to an increase in the valuation allowance related to limitations on the deductibility of interest expense, and income tax expense related to non-deductible shared-based compensation.

Adjusted EBITDA by Segment. Adjusted EBITDA for each of our reportable segments is as follows:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Institutional	$37.6	$53.0
Food & Beverage	25.7	22.1
Total Segment Adjusted EBITDA	63.3	75.1
Corporate costs	(10.7)	(14.8)
Consolidated Adjusted EBITDA	$52.6	$60.3

(in millions, except percentages)	Institutional		Food & Beverage		Corporate Costs		Total
First Quarter 2022 Adjusted EBITDA	$53.0	87.9%	$22.1	36.7%	$(14.8)	(24.5)%	$60.3
Adj EBITDA margin	11.2%		11.8%
Organic change (non-GAAP)	(11.9)	(22.5)%	6.6	29.9%	4.2	28.4%	(1.1)	(1.8)%
Acquisition	0.6	1.1%	—	—%	—	—%	0.6	1.0%
Constant dollar change (non-GAAP)	(11.3)	(21.3)%	6.6	29.9%	4.2	28.4%	(0.5)	(0.8)%
Foreign currency translation	(4.1)	(7.7)%	(3.0)	(13.6)%	(0.1)	(0.7)%	(7.2)	(11.9)%
Total change	(15.4)	(29.1)%	3.6	16.3%	4.1	27.7%	(7.7)	(12.8)%
First Quarter 2023 Adjusted EBITDA	$37.6	71.5%	$25.7	48.9%	$(10.7)	(20.3)%	$52.6
Adj EBITDA margin	7.9%		11.7%

Institutional. Adjusted EBITDA decreased $15.4 million, or 29.1%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Foreign currency translation had a negative effect of $4.1 million. On a constant dollar basis, Adjusted EBITDA during the three months ended March 31, 2023 decreased $11.3 million, or 21.3%, as compared with the three months ended March 31, 2022. Adjusted EBITDA margin decreased from 11.2% during the three months ended March 31, 2022 to 7.9% during the three months ended March 31, 2023, which reflected a decline in profit margin due to increased inflation, higher freight costs, higher manufacturing costs and higher labor costs. These were partially offset by volume growth and price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Food & Beverage. Adjusted EBITDA increased $3.6 million, or 16.3%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Foreign currency translation had a negative effect of $3.0 million. On a constant dollar basis, Adjusted EBITDA during the three months ended March 31, 2023 increased $6.6 million, or 29.9%, when compared to the three months ended March 31, 2022. Adjusted EBITDA margin decreased from 11.8% during the three months ended March 31, 2022 to 11.7% during the three months ended March 31, 2023, which reflected a decline in gross profit margin due to high input cost inflation, particularly in Europe due to the Russia-Ukraine war, which were partially offset by volume growth and price increases. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

Corporate Costs. Corporate costs decreased from $14.8 million during the three months ended March 31, 2022 to $10.7 million during the three months ended March 31, 2023. The decrease was primarily driven by changes in other (income) expense, net.

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

The following table reconciles loss before income tax provision to EBITDA and Adjusted EBITDA for the periods presented:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Loss before income tax provision	$(44.3)	$(37.2)
Interest expense	28.2	30.3
Interest income	(1.7)	(0.7)
Amortization expense of intangible assets	21.9	24.2
Depreciation expense included in cost of sales	19.9	20.6
Depreciation expense included in selling, general and administrative expenses	1.6	2.6
EBITDA	25.6	39.8
Transaction and integration costs(1)	8.0	4.5
Restructuring and exit costs(2)	0.5	9.8
Other costs related to facilities consolidations(3)	18.1	—
Foreign currency gain related to hyperinflationary subsidiaries(4)	(3.1)	(0.3)
Adjustment for tax indemnification asset(5)	—	(0.1)
Acquisition accounting adjustments(6)	—	1.3
Non-cash pension and other post-employment benefit plan(7)	(0.8)	(3.6)
Unrealized foreign currency exchange gain(8)	(0.6)	(1.1)
Factoring and securitization fees(9)	2.4	0.9
Share-based compensation(10)	11.0	15.1
Tax receivable agreement adjustments(11)	(4.9)	(6.4)
Gain on sale of property and equipment(12)	(3.7)	—
Other items	0.1	0.4
Consolidated Adjusted EBITDA	$52.6	$60.3

The following table reconciles net loss to Adjusted Net Income and basic and diluted earnings (loss) per share to Adjusted EPS for the periods presented:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in millions, except per share amounts)	Net Income (Loss)	Basic and diluted EPS	Net Income (Loss)	Basic and diluted EPS
Reported (GAAP)	$(53.6)	$(0.17)	$(39.1)	$(0.12)
Amortization expense of intangible assets acquired	21.9	0.07	24.2	0.08
Transaction and integration costs(1)	8.0	0.02	4.5	0.01
Restructuring and exit costs(2)	0.5	0.00	9.8	0.03
Other costs related to facilities consolidations(3)	18.1	0.06	—	—
Foreign currency gain related to hyperinflationary subsidiaries(4)	(3.1)	(0.01)	(0.3)	0.00
Adjustment for tax indemnification asset(5)	—	—	(0.1)	0.00
Acquisition accounting adjustments(6)	—	—	1.3	0.00
Non-cash pension and other post-employment benefit plan(7)	(0.8)	0.00	(3.6)	(0.01)
Unrealized foreign currency exchange gain(8)	(0.6)	0.00	(1.1)	0.00
Share-based compensation(10)	11.0	0.03	15.1	0.05
Tax receivable agreement adjustments(11)	(4.9)	(0.02)	(6.4)	(0.02)
Gain on sale of property and equipment(12)	(3.7)	(0.01)	—	—
Other items	0.1	0.00	0.4	0.00
Tax effects related to non-GAAP adjustments(13)	(10.9)	(0.03)	(10.5)	(0.04)
Discrete tax adjustments(14)	19.5	0.06	9.5	0.03
Adjusted (Non-GAAP)	$1.5	$0.00	$3.7	$0.01

(1) These costs consist primarily of professional and consulting services which are non-operational in nature, costs related to strategic initiatives, acquisition-related costs, costs incurred in preparing to become a publicly traded company, and costs related to the Merger.

(2) Includes costs related to restructuring programs and business exit activities. Refer to Note 16 — Restructuring and Exit Activities in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

(3)    Represents other costs related to consolidating certain manufacturing and warehousing facilities within Europe and North America, which are non-recurring and included in Cost of Sales in our Condensed Consolidated Statements of Operations.

(4) Argentina and Turkey were deemed to have highly inflationary economies and the functional currencies for our Argentina and Turkey operations were changed from the Argentine peso and Turkish lira to the U.S. dollar and remeasurement charges/credits are recorded in our Condensed Consolidated Statements of Operations rather than as a component of Cumulative Translation Adjustment on our Condensed Consolidated Balance Sheets.

(5) In connection with the original acquisition of the Diversey business in 2017, the purchase agreement governing the transaction includes indemnification provisions with respect to tax liabilities. The offset to this adjustment is included in income tax provision.

(6) In connection with various acquisitions we recorded fair value increases to our inventory. These amounts represent the amortization of this increase.

(7) Represents the net impact of the expected return on plan assets, interest cost, and settlement cost components of net periodic defined benefit income related to our defined benefit pension plans.

(8) Represents the unrealized foreign currency exchange impact on our operations, primarily attributed to the valuation of the U.S. Dollar-denominated debt held by our European entity.

(9) Represents the fees to complete the sale of the receivables without recourse under our accounts receivable securitization agreements. Refer to Note 5 — Financial Statement Details in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

(12) Represents the gain on sale of property and equipment, primarily attributed to the sale of certain facilities.

(13) The tax rate used to calculate the tax impact of the pre-tax adjustments is based on the jurisdiction in which the charge was recorded.

(14) Represents adjustments related to discrete tax items including uncertain tax provisions, impacts from rate changes in certain jurisdictions and changes in our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are the collection of trade receivables generated from the sales of our products and services to our customers and amounts available under our Revolving Credit Facility, factoring and accounts receivable securitization programs. Our primary uses of cash are payments for operating expenses, investments in working capital, capital expenditures, interest, taxes, debt obligations, restructuring expenses and other long-term liabilities. Our principal source of liquidity, in addition to cash from operating activities, has been through our Revolving Credit Facility. As of March 31, 2023, we had cash and cash equivalents of $125.7 million and unused borrowing capacity of $444.5 million under our Revolving Credit Facility. We believe that cash flow from operations, available cash on hand and available borrowing capacity under our Revolving Credit Facility will be adequate to service our debt, meet our liquidity needs and fund necessary capital expenditures for the next twelve months. We also believe these financial resources will allow us to manage our business operations for the foreseeable future, including mitigating unexpected reductions in revenues and delays in payments from our customers. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities and the introduction of new and enhanced products and services offerings.
Historical Cash Flows. Note that the table and discussion that follows include restricted cash as part of net cash in accordance with the provisions of ASU 2016-18, Statement of Cash Flows. We include restricted cash from our compensating balance deposits as part of our cash and cash equivalents and restricted cash for purposes of preparing our Condensed Consolidated Statements of Cash Flows.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Change
Net cash provided by (used in) operating activities	$(42.4)	$45.9	$(88.3)
Net cash provided by (used in) investing activities	$(30.0)	$(68.7)	$38.7
Net cash provided by (used in) financing activities	$(7.7)	$33.8	$(41.5)

Operating activities

Cash flows from operating activities decreased $88.3 million during 2023 as compared to 2022, which was primarily attributable to unfavorable fluctuations in working capital items totaling $74.3 million. The changes in working capital reflect unfavorable fluctuations in accounts payable of $79.6 million, other assets and liabilities of $8.7 million (primarily relating to timing of payroll related accruals, rebates and lease receivables), inventory of $4.7 million, offset by a favorable fluctuation in trade receivables of $18.7 million.

Investing activities

Cash flows from investing activities are primarily impacted by the timing of business acquisitions and capital investments in the business.

In 2023, we acquired NSS Enterprise, Inc., a manufacturer of floor cleaning machines based in the United States, and our total cash paid for all acquisitions was $11.7 million.

In 2022, we purchased Shorrock Trichem Ltd, a distributor of cleaning and hygiene solutions and services based in northwest England, and our total cash paid for all acquisitions was $41.4 million.

Our investments in dosing and dispensing equipment and capital expenditures totaled $24.5 million and $27.3 million during 2023 and 2022, respectively, due to new customer wins and opening a new warehouse and manufacturing facility in North America in the second half of 2022.

Financing activities

Cash flows from financing activities primarily reflect derivative transactions and borrowings and repayment of debt.

In 2023, we paid $7.7 million on short-term and long-term borrowings.

In 2022, we terminated existing derivative agreements, receiving net proceeds of $45.3 million, and simultaneously entered into new at-market derivative agreements with the same notional amount and maturity date as the terminated derivatives. Additionally, we paid $11.5 million on short-term and long-term borrowings.

Debt Capitalization. We had $125.7 million and $205.6 million of cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. The following table details our debt outstanding:

(in millions)	March 31, 2023	December 31, 2022
Senior Secured Credit Facilities
2021 U.S. Dollar Term Loan	$1,481.2	$1,485.0
Revolving Credit Facility	—	—
2021 Senior Notes	500.0	500.0
Short-term borrowings	1.1	3.8
Finance lease obligations	10.4	11.6
Financing obligations	21.7	21.9
Unamortized deferred financing costs	(28.8)	(30.1)
Unamortized original issue discount	(6.7)	(7.0)
Total debt	1,978.9	1,985.2
Less: Current portion of long-term debt	(12.0)	(12.4)
Short-term borrowings	(1.1)	(3.8)
Long-term debt	$1,965.8	$1,969.0

On September 29, 2021, we entered into an amendment to its Senior Secured Credit Facilities, which provided for a new $1,500.0 million senior secured U.S. dollar denominated term loan (the “2021 U.S. Dollar Term Loan”) in addition to the existing $450.0 million revolving credit facility (the “Revolving Credit Facility", and together with the 2021 U.S. Dollar Term Loan, the “New Senior Secured Credit Facilities”). The 2021 U.S. Dollar Term Loan matures on September 29, 2028, while the Revolving Credit Facility matures on March 28, 2026. As of March 31, 2023, the interest rate for the 2021 U.S. Dollar Term Loan is 7.58%. As of March 31, 2023, we were in compliance with all covenants under the agreements governing the New Senior Secured Credit Facilities.

On September 29, 2021, we completed the sale of $500.0 million in aggregate principal amount of Senior Notes due 2029 (the “2021 Senior Notes”) in a private placement to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons (as defined in Regulation S) pursuant to Regulation S under the Securities Act. We used the net proceeds from the issuance of the 2021 Senior Notes, together with borrowings under its New Senior Secured Credit Facilities and cash on hand, to redeem all of the €450.0 million aggregate principal amount of the 2017 Senior Notes, pay fees and/or expenses incurred in connection with the issuance of the 2021 Senior Notes and for general corporate purposes. The 2021 Senior Notes mature on October 1, 2029, bear interest at 4.625%, and interest is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2022. At March 31, 2023, we were in compliance with all covenants under the indenture governing the 2021 Senior Notes.

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

Refer to the section entitled “Critical Accounting Policies and Estimates” within the “Management’s Discussion and Analysis of Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our critical accounting policies and estimates. There have been no material changes in our critical accounting policies and estimates from those discussed in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to the sub-section, “Recent Accounting Pronouncements,” within Note 2 —  Significant Accounting Policies in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussions.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to substantial risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding the proposed Merger, our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, "potential", "predict", “intend”, “believe”, “may”, "might", “will”, "would", “should”, “can have”, "could", "continue", "contemplate", "target", “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events although not all forward-looking statements contain these identifying words. For example, all statements we make relating the proposed Merger and its completion to our estimated and projected costs, expenditures, cash flows, growth rates and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. All forward-looking statements involve unknown risks, and other important factors that may cause actual results performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

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
• new and stricter regulations may affect our business and consolidated condition and results of operations; and
• the other risks described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC.

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

We have $500.0 million of fixed rate debt as a result of the issuance of our 2021 Senior Notes. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows.

A hypothetical 25 basis point increase in interest rates during any of the periods presented would have increased our annual interest expense by approximately $0.8 million per year.

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

Approximately 82.2% of our net sales for the three months ended March 31, 2023 were associated with operations in jurisdictions that have a currency other than the U.S. dollar.

Impact of Inflation. Inflation affects our manufacturing, distribution and operating costs. We experienced unprecedented inflation in 2022, which impacted the cost of our raw materials, packaging and transportation. Inflation declined slightly in the first quarter of 2023, but continues to be well above historical levels. We are committed to maintaining our margins, and have taken actions to mitigate inflation through price increases, cost control, raw material substitutions, and more efficient logistics practices. However, our success is dependent on competitive pressures and market conditions, and we cannot guarantee the negative impacts of inflation can be fully recovered. In periods of significant inflation, we may experience a lag between our ability to recover both the cost and margin in the short term.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

Previously Reported Material Weaknesses

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting related to inventory existence and revenue recognition:

• the aggregate value of inventory not subject to physical count was material. Further, we did not design sufficient controls to ensure the existence of inventory at certain locations; and
• controls were not effectively designed and maintained to address the timing of revenue recognition and the completeness and accuracy of information used to estimate and accrue customer rebates.

These material weaknesses did not result in any material misstatement in our financial statements or disclosures for the year ended December 31, 2022. Management concluded that the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 presented fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation Plans

We are in the process of enhancing the design of certain internal controls over the inventory and revenue processes to address the above material weaknesses that include, but are not limited to:

• enhancing controls to monitor the frequency and accuracy of cycle count procedures globally;
• enhancing documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process;
• enhancing controls over inventory existence for inventory located at third-party logistics providers;
• enhancing procedures to ensure completeness and accuracy of key financial data utilized in the calculation of accrued customer rebates;
• enhancing controls to monitor revenue cutoff risk based on the shipping terms in contracts with customers; and
• providing additional training related to validating the accuracy of data used in key review controls and the level of documentation required.

We intend to continue to take steps to remediate the material weaknesses described above. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors included in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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
2.1^
Agreement and Plan of Merger, dated as of March 8, 2023, by and among Olympus Water Holdings IV, L.P., acting by its general partner, Olympus Water Holdings Limited, Diamond Merger Limited and Diversey Holdings, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on March 8, 2023)

10.1^
Rollover Contribution Agreement, dated as of March 8, 2023, by and among BCPE Diamond Investor, LP and Olympus Water Holding I, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 8, 2023).

10.2^
Voting Agreement, dated as of March 8, 2023, by and among Diversey Holdings, Ltd., BCPE Diamond Investor, LP and Olympus Water Holdings IV, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 8, 2023).

10.3^
Tax Indemnity Agreement, dated as of March 8, 2023, by and among Olympus Water Holdings IV, L.P., acting by its general partner, Olympus Water Holdings Limited, Diamond Merger Sub, Diversey Holdings, Ltd., Diversey Holdings I (UK) Limited, Olympus Water Holdings I, L.P., BCPE Diamond Investor, LP and BCPE Diamond Cayman Holding Limited (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on March 8, 2023).

10.4^
Tax Receivable Termination Agreement, dated as of March 8, 2023, by and among Diversey Holdings, Ltd., Diversey Holdings I (UK) Limited and BCPE Diamond Cayman Holding Limited(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on March 8, 2023).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^	Certain exhibits and scheduled to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 4, 2023

DIVERSEY HOLDINGS, LTD.

By:/s/ TODD HERNDON
Name: Todd Herndon
Title: Chief Financial Officer